Form 10-Q
period 1999-04-02
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/
filed 1999-05-14
CIK 1077670, 1077672

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 1999.

[  ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                     to
                               -------------------    ------------------------

Commission File Number
                        ------------------------------------------------------

                 TransDigm Inc. and TransDigm Holding Company
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

           Delaware                                             13-3733378
-------------------------------------------------------------------------------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio               44143
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (216) 289-4939
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

8233 Imperial Drive, Waco, Texas 76712
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES ___     No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock of TransDigm Holding Company, $0.01 Par Value        119,925
-------------------------------------------------------------------------------
                      (Class)                                 (Outstanding at
                                                              April 30, 1999)

                                    INDEX
                                                                           Page
Part I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Consolidated Balance Sheets -- April 2, 1999 and
               September 30, 1998                                             1

               Consolidated Statements of Operations -- Thirteen and
               Twenty-Six Weeks Ended April 2, 1999 and March 27, 1998        2

               Consolidated Statement of Changes in Stockholders' Equity --
               Twenty-Six Weeks Ended April 2, 1999                           3

               Consolidated Statements of Cash Flows -- Twenty-Six Weeks
               Ended April 2, 1999 and March 27, 1998                         4

               Notes to Consolidated Financial Statements                     5

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

Part II:       OTHER INFORMATION

     Item 5    Other Information                                             16

     Item 6    Exhibits and Reports on Form 8-K                              16

Signatures                                                                   17

Exhibit Index                                                                18

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     APRIL 2,
                                                       1999         SEPTEMBER 30,
                                                    (UNAUDITED)         1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   3,555        $ 19,486
  Accounts receivable, net                              19,591          12,530
  Inventories                                           18,337          18,280
  Refundable income taxes                                5,764          --
  Deferred income taxes and other                        3,942           3,964
                                                    -----------     -------------
        Total current assets                            51,189          54,260

PROPERTY, PLANT AND EQUIPMENT -- Net                    21,773          21,951

INTANGIBLE ASSETS -- Net                                34,394          35,294

DEBT ISSUE COSTS -- Net                                 10,827             606

DEFERRED INCOME TAXES AND OTHER                          4,350           3,674
                                                    -----------     -------------
TOTAL                                                $ 122,533        $115,785
                                                    -----------     -------------
                                                    -----------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   6,062        $  5,000
  Accounts payable                                       3,837           5,667
  Accrued liabilities                                   12,901          10,239
  Put warrants                                                          16,700
                                                    -----------     -------------
        Total current liabilities                       22,800          37,606

LONG-TERM DEBT - Less current portion                  229,738          40,000

OTHER LIABILITIES                                        2,430           1,752
                                                    -----------     -------------
        Total liabilities                              254,968          79,358
                                                    -----------     -------------
COMMITMENTS AND CONTINGENCIES                           --              --
                                                    -----------     -------------
REDEEMABLE COMMON STOCK                                    800          --
                                                    -----------     -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock                                        100,596          24,281
  Retained earnings (deficit)                         (233,077)         12,900
  Accumulated other comprehensive income                  (754)           (754)
                                                    -----------     -------------
        Total stockholders' equity (deficit)          (133,235)         36,427
                                                    -----------     -------------
TOTAL                                                $ 122,533        $115,785
                                                    -----------     -------------
                                                    -----------     -------------

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
UNAUDITED
--------------------------------------------------------------------------------

                                            THIRTEEN WEEKS       TWENTY-SIX WEEKS
                                         --------------------   -------------------
                                         APRIL 2,   MARCH 27,   APRIL 2,  MARCH 27,
                                           1999       1998        1999      1998
NET SALES                                $31,129     $27,253    $59,323    $53,357

COST OF SALES                             15,993      14,022     30,930     28,729
                                         --------   ---------   --------  ---------
GROSS PROFIT                              15,136      13,231     28,393     24,628
                                         --------   ---------   --------  ---------

OPERATING EXPENSES:
  Selling and administrative               2,727       2,260      5,412      4,929
  Amortization of intangibles                254         726        899      1,361
  Research and development                   566         494      1,014        833
  Merger expenses                            118       --        39,711      --
                                         --------   ---------   --------  ---------
        Total operating expenses           3,665       3,480     47,036      7,123
                                         --------   ---------   --------  ---------
INCOME (LOSS) FROM OPERATIONS             11,471       9,751    (18,643 )   17,505

INTEREST EXPENSE -- Net                    6,547         696      8,823      1,742
                                         --------   ---------   --------  ---------

INCOME (LOSS) BEFORE INCOME TAXES          4,924       9,055    (27,466 )   15,763

INCOME TAX PROVISON (BENEFIT)              1,966       3,495     (5,600 )    6,085
                                         --------   ---------   --------  ---------

NET INCOME (LOSS)                        $ 2,958     $ 5,560    $(21,866)  $ 9,678
                                         --------   ---------   --------  ---------
                                         --------   ---------   --------  ---------

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 1999
(DOLLARS IN THOUSANDS)
UNAUDITED
--------------------------------------------------------------------------------

                                                           ACCUMULATED
                                               RETAINED       OTHER
                                     CAPITAL   EARNINGS   COMPREHENSIVE
                                      STOCK    (DEFICIT)     INCOME         TOTAL
BALANCE, OCTOBER 1, 1998             $24,281   $ 12,900       $(754)      $  36,427

ISSUANCE OF CAPITAL STOCK            100,200                                100,200

PURCHASE OF CAPITAL STOCK                (28)                                   (28)

PAYMENT OF CONSIDERATION IN
  RECAPITALIZATION                   (23,857)  (224,111)                   (247,968)

NET LOSS                                        (21,866)                    (21,866)
                                     --------  ---------      -----       ---------

BALANCE, APRIL 2, 1999               $100,596  $(233,077)     $(754)      $(133,235)
                                     --------  ---------      -----       ---------
                                     --------  ---------      -----       ---------

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
UNAUDITED
--------------------------------------------------------------------------------

                                                              TWENTY-SIX WEEKS
                                                            --------------------
                                                            APRIL 2,   MARCH 27,
                                                              1999       1998
OPERATING ACTIVITIES:
  Net income (loss)                                         $(21,866)  $ 9,678
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                               1,915     2,052
    Amortization of intangibles                                  899     1,361
    Amortization of debt issue costs                           1,119       150
    Interest deferral on Holdings PIK Notes                      800        --
    Changes in assets and liabilities:
      Accounts receivable                                     (7,061)   (2,644)
      Inventories                                                (57)       74
      Refundable income taxes                                 (5,764)      (55)
      Prepaid expenses and other assets                           22       139
      Accounts payable                                        (1,830)   (1,824)
      Accrued liabilities                                      2,662    (2,957)
                                                            --------  ---------
    Net cash provided by (used in) operating activities      (29,161)    5,974
                                                            --------  ---------
INVESTING ACTIVITIES:
  Capital expenditures                                        (1,727)   (1,330)
  Marathon acquisition, post-closing purchase price
    adjustment                                                    --       766
                                                            --------  ---------
    Net cash used in investing activities                     (1,727)     (564)
                                                            --------  ---------
FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,234    118,766        --
  Proceeds from new credit facility, net of fees of $4,765    87,832        --
  Proceeds from Holdings PIK Notes and common stock, net
    of fees of $341                                           19,659        --
  Payment of consideration in recapitalization - common
    stock and warrants                                      (263,875)       --
  Net repayments under revolving credit loans                 (2,597)       --
  Repayment of term notes                                    (45,000)   (5,000)
  Proceeds from issuance of capital stock                    100,200        --
  Purchase of capital stock                                      (28)      (69)
                                                            --------  ---------
    Net cash provided by (used in) financing activities       14,957    (5,069)
                                                            --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (15,931)      341

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,486     5,397
                                                            --------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  3,555   $ 5,738
                                                            --------  ---------
                                                            --------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  $  3,263   $ 1,843
                                                            --------  ---------
                                                            --------  ---------
  Cash paid during the period for income taxes              $    544   $ 6,406
                                                            --------  ---------
                                                            --------  ---------

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEKS ENDED APRIL 2, 1999 AND MARCH 27, 1998
--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE BUSINESS AND MERGER

     TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing the aircraft, mining, marine and other manufacturing industries. TransDigm, along with its wholly-owned subsidiary, Marathon Power Technologies Company ("Marathon"), offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps and ball bearings and sliding controls.

     On December 3, 1998, Phase II Acquisition Corp. ("Acquiror"), an entity formed by affiliates of Odyssey Investment Partners, LP ("Odyssey"), and Holdings consummated a definitive agreement and plan of merger (the "Merger Agreement" or the "Merger"). Pursuant to the terms of the Merger, Acquiror was merged with and into Holdings, with Holdings being the surviving corporation in the Merger (the "Surviving Corporation"). In the Merger, owners of Holdings' outstanding common stock received, in exchange for each outstanding share of common stock (except for shares held directly or indirectly by Holdings or the Rolled Shares, as defined below), the "Per Share Merger Consideration" as defined in the Merger Agreement. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options and warrants, was approximately $299.7 million.

     In connection with the Merger, Kelso Investment Associates IV, LP and Kelso Equity Partners II, LP (collectively, "Kelso") retained approximately 15.4% of the Surviving Corporation's outstanding common stock (the "Rolled Shares"). In addition, certain members of management of Holdings agreed, in connection with and as a condition to entering into the Merger Agreement, to rollover stock options with an estimated gross and net value of approximately $17.2 million and $13.7 million, respectively. The Merger was treated as a recapitalization (the "Recapitalization") for financial reporting purposes, which had no impact on the historical basis of Holdings' consolidated assets and liabilities.

     Simultaneously with the Merger, Holdings and TransDigm (collectively with Marathon, the "Company") refinanced all of their existing debt. The Merger, the refinancing, and payment of fees and expenses were funded by
     (i) existing cash balances, (ii) investments by Odyssey of $100.2 million, (iii) funds from a new $120 million Senior Credit Facility,
     (iv) funds from $125 million Senior Subordinated Notes and (v) Holdings PIK Notes of $20 million issued to certain stockholders. At April 2, 1999, Holdings had $30 million available for working capital, certain permitted acquisitions and general corporate purposes under the new Senior Credit Facility.

     Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.   UNAUDITED FINANCIAL INFORMATION

     Except for the September 30, 1998 consolidated balance sheet which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                                     APRIL 2,   SEPTEMBER 30,
                                                       1999         1998
     Work-in-progress and finished goods             $  9,499      $10,577
     Raw materials and purchased component parts       13,162       12,038
                                                     --------   -------------
             Total                                     22,661       22,615
     Reserve for excess and obsolete inventory         (4,324)      (4,335)
                                                     --------   -------------

     Inventories -- net                              $ 18,337      $18,280
                                                     --------   -------------
                                                     --------   -------------

4.   INCOME TAXES

     Income tax expense (benefit) as a percentage of income (loss) before income taxes was (20.4)% for the twenty-six weeks ended April 2, 1999 compared to 38.6% for the twenty-six weeks ended March 27, 1998. The tax benefit recorded for the twenty-six weeks ended April 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

5.   REDEEMABLE COMMON STOCK

     The redeemable common stock represents the estimated value of common stock held by management shareholders that have certain put rights.

6.   ENVIRONMENTAL CONTINGENCY

     The soil and goundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because an escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, management does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures.

7.   NEW ACCOUNTING STANDARD

     The Company adopted the provisions of Statement No. 130 of the Financial Accounting Standards Board, "Reporting Comprehensive Income," during the first quarter of fiscal 1999. Accordingly, the Company's accumulated other comprehensive income, consisting solely of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statement of changes in stockholders' equity. There were no changes in accumulated other comprehensive income during the twenty-six weeks ended April 2, 1999 and March 27, 1998.

8.   SUBSEQUENT EVENT

     On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), through a merger. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded entirely through additional borrowings under the Company's credit facility. As a result of the acquisition, ZMP and Adams Rite Aerospace became wholly-owned subsidiaries of TransDigm.

     The Company will account for the acquisition as a purchase and will include the results of operations of the acquired companies in the Company's fiscal 1999 consolidated financial statements from the effective date of the acquisition.

     Unaudited pro forma combined net sales, operating loss and net loss for the twenty-six weeks ended April 2, 1999, giving effect to the acquisition as if it had occurred at the beginning of the period, would have been $77.3 million, $19.9 million and $23.9 million, respectively. This unaudited pro forma information includes adjustments resulting from the allocation of the purchase price to the net assets acquired based on a preliminary analysis of the fair value of assets and liabilities assumed. The unaudited pro forma amounts do not include any potential expense reductions from the consolidation of certain functions of the acquired companies with the Company. In addition, the unaudited pro forma financial information is not necessarily indicative of results of operations had the acquisition been made at the beginning of the period or of future results of operations.

PART I:      FINANCIAL INFORMATION
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THIS QUARTERLY STATEMENT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, IN PARTICULAR, THE STATEMENTS ABOUT OUR PLANS, STRATEGIES AND PROSPECTS UNDER THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY STATEMENT ARE SET FORTH HEREIN AS WELL AS UNDER THE CAPTION "RISK FACTORS" IN THE REGISTRATION STATEMENT FILED BY THE COMPANY ON FORM S-4 ON JANUARY 29, 1999, AS AMENDED THROUGH APRIL 23, 1999. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THOSE CAUTIONARY STATEMENTS.

OVERVIEW

The Company is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. The Company sells its products to commercial airlines and aircraft maintenance facilities in the aftermarket, to most original equipment manufacturers ("OEMs") of aircraft and to various agencies of the United States government. Sales of the Company's products are made directly to these organizations as well as through U.S. and international distributors who maintain inventories throughout the world of products purchased from the Company and others.

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $39.7 million ($28.9 million after tax) was recorded during the twenty-six weeks ended April 2, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new Senior Credit Facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

On April 23, 1999, the Company acquired ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), under the terms of an agreement and plan of reorganization, dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded entirely through additional borrowings under the Company's Senior Credit Facility. Adams Rite Aerospace is a well established supplier of highly engineered aircraft components that will complement the businesses of AdelWiggins, AeroControlex and Marathon. Through the acquisition of ZMP, the Company acquired four additional major product lines of Adams Rite Aerospace consisting of mechanical hardware, fluid control products, electromechanical control products and oxygen system related products. On an historical basis, Adams Rite Aerospace has realized a lower gross profit as a percentage of net sales than that achieved by the Company. Although management intends to take steps to increase the profitability of Adams Rite Aerospace's business over the longer term, consolidation of the financial results of Adams Rite Aerospace with those of the Company will result in a lower profit margin for the Company as a whole, at least in the near term. For its fiscal year ended June 26, 1998, Adams Rite Aerospace generated net sales, operating income and net income, of $34.2 million, $3.6 million and $1.0 million, respectively.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.


                                    THIRTEEN WEEKS            TWENTY-SIX WEEKS
                                ----------------------     ----------------------
                                APRIL 2,     MARCH 27,     APRIL 2,     MARCH 27,
                                  1999         1998          1999         1998
Net sales                         100%          100%         100%          100%
                                 -----         -----        -----         -----

Gross profit                       49            49           48            46
Selling and administrative          9             8            9             9
Amortization of intangibles         1             3            2             2
Research and development            2             2            2             2
Merger expenses                   --            --            66           --
                                 -----         -----        -----         -----

Operating income (loss)            37            36          (31)           33
Interest expense -- net            21             3           15             3
Provision (benefit) for income
  taxes                             6            13          (9)            12
                                 -----         -----        -----         -----

Net income (loss)                  10%           20%         (37)%          18%
                                 -----         -----        -----         -----
                                 -----         -----        -----         -----

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 1999 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 27, 1998.

- NET SALES. Net sales increased by $3.8 million, or 13.9%, to $31.1 million for the quarter ended April 2, 1999 from $27.3 million for the comparable quarter last year. New business initiatives along with an increase in demand in certain segments of the industry resulted in a $2.6 million increase in aftermarket sales, principally for large commercial transport and military aircraft, and a $1.2 million increase in sales to OEMs.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $1.9 million, or 14.4%, to $15.1 million for the quarter ended April 2, 1999 from $13.2 million from the comparable quarter last year. This increase was attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 49% during the second quarter of fiscal 1998 and the second quarter of fiscal 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $.4 million, or 17.4%, to $2.7 million for the quarter ended April 2, 1999 from $2.3 million for the quarter ended March 27, 1998. This increase principally resulted from the higher sales discussed previously. Selling and administrative expenses as a percentage of net sales increased slightly from 8% for the quarter ended March 27, 1998 to 9% for the quarter ended April 2, 1999.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.4 million, or 57.1%, to $.3 million for the quarter ended April 2, 1999 from $.7 million for the quarter ended March 27, 1998 due to certain intangible assets becoming fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.1 million, or 20%, to $.6 million for the quarter ended April 2, 1999 from $.5 million for the comparable quarter last year. This increase was primarily attributable to continued new product development. Research and development expense, as a percentage of net sales, remained relatively constant at 2% in both the second quarter of fiscal 1999 and 1998.

- MERGER EXPENSES. Additional merger costs totaling $.1 million were incurred during the second quarter of fiscal 1999 in connection with the Merger and Recapitalization.

- OPERATING INCOME. Operating income increased from $9.8 million in the second quarter of fiscal 1998 to $11.5 million in the second quarter of fiscal 1999. Operating income increased by $1.7 million, or 17%. This increase was primarily attributable to the increase in sales volume and gross profits referred to above. As a percentage of net sales, operating income increased to 37% for the thirteen weeks ended April 2, 1999 from 36% for the thirteen weeks ended March 27, 1998.

- INTEREST EXPENSE. Interest expense increased by $5.8 million to $6.5 million for the second quarter of fiscal 1999 from $.7 million for the second quarter of fiscal 1998 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was consistent at 40% for the second quarter of fiscal 1999 compared to 39% for the second quarter of fiscal 1998.

- NET INCOME. The Company earned $3.0 million for the second quarter of fiscal 1999 compared to net income of $5.6 million for the second quarter of fiscal 1998 primarily as a result of the factors referred to above.

TWENTY-SIX WEEKS ENDED APRIL 2, 1999 COMPARED WITH TWENTY-SIX WEEKS ENDED MARCH 27, 1998.

- NET SALES. Net sales increased by $5.9 million, or 11%, to $59.3 million for the twenty-six weeks ended April 2, 1999 from $53.4 million for the twenty-six weeks ended March 27, 1998. New business initiatives along with an increase in demand in certain segments of the industry resulted in a $4.2 million increase in aftermarket sales, principally for large commercial transport aircraft, and a $1.7 million increase in sales to OEMs.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $3.8 million, or 15.5%, to $28.4 million for the twenty-six weeks ended April 2, 1999 from $24.6 million for the twenty-six weeks ended March 27, 1998. This increase was attributable to the higher sales, especially after market sales, discussed above and the larger gross margins that are associated with such sales. Gross profit for the twenty-six weeks ended March 27, 1998 includes the effect of a non-cash charge of $.3 million due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $.5 million, or 10.2%, to $5.4 million for the twenty-six weeks ended April 2, 1999 from $4.9 million for the twenty-six weeks ended March 27, 1998. This increase principally resulted from the higher sales discussed previously.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.5 million, or 35.7%, to $.9 million for the twenty-six weeks ended April 2, 1999 from $1.4 million for the twenty-six weeks ended March 27, 1998 due to certain intangible assets becoming fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.2 million, or 25% to $1 million for the twenty-six weeks ended April 2, 1999 from $.8 million for the comparable period last year. This increase was primarily attributable to continued new product development. Research and development expense, as a percentage of net sales, remained constant at 2% for both periods.

- MERGER EXPENSE. Merger costs totaling $39.7 million were incurred during the twenty-six weeks ended April 2, 1999 in connection with the Merger and Recapitalization. The nature of the merger-related charges is detailed below:

                                                                  (IN THOUSANDS)
     Compensation expense on stock options                                $19,437
     Management bonuses                                                     6,450
     Termination of financial advisory services agreement                   5,850
     Professional fees and expenses                                         6,791
     Write-off of deferred financing costs                                    552
     Other                                                                    631
                                                                          -------
                                                                          $39,711
                                                                          -------
                                                                          -------

- OPERATING INCOME (LOSS). Operating income decreased from $17.5 million for the twenty-six weeks ended March 27, 1998 to a loss of $18.6 million for the twenty-six weeks ended April 2, 1999 due to the merger expenses discussed above. Operating income, excluding merger-related expenses, increased by $3.6 million, or 20.6%. As a percentage of net sales, operating income before merger-related expenses increased to 35% for the twenty-six weeks ended April 2, 1999 from 33% for the twenty-six weeks ended March 27, 1998. This increase was primarily attributable to the increase in sales volume and gross profit referred to above.

- INTEREST EXPENSE. Interest expense increased by $7.1 million to $8.8 million for the twenty-six weeks ended April 2, 1999 from $1.7 million for the twenty-six weeks ended March 27, 1998 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was (20.4)% for the twenty-six weeks ended April 2, 1999 compared to 38.6% for the twenty-six weeks ended March 27, 1998. The tax benefit recorded for the twenty-six weeks ended April 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company incurred a net loss of $21.9 million for the twenty-six weeks ended April 2, 1999 compared to net income of $9.7 million for the twenty-six weeks ended March 27, 1998 primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e. orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of April 2, 1999, the Company estimated its sales order backlog at $47.1 million compared to an estimated $45.1 million as of March 27, 1998. The majority of the purchase orders outstanding as of April 2, 1999 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of April 2, 1999 may not necessarily represent the actual amount of shipments or sales for any future period.

FOREIGN OPERATIONS

The Company manufactures virtually all of its products in the United States. However, a portion of the Company's current sales is conducted abroad. These sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy.

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the twenty-six week periods ended April 2, 1999 and March 27, 1998 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $29.2 million of cash in operating activities during the twenty-six weeks ended April 2, 1999 compared to approximately $6.0 million generated during the twenty-six weeks ended March 27, 1998. Such decrease in operating cash flows is due to the one-time merger expenses of $39.7 million partially offset by improved operating results.

Cash used in investing activities was approximately $1.7 million during the twenty-six weeks ended April 2, 1999 compared to approximately $.6 million used during the twenty-six weeks ended March 27, 1998. The change in investing cash flows is primarily due to a $.4 million increase in capital expenditures during fiscal 1999 and a post-closing purchase price adjustment of approximately $.7 million received during the first quarter of fiscal 1998 as a result of the acquisition of Marathon.

Cash provided by financing activities during the twenty-six weeks ended April 2, 1999 was approximately $15 million compared to approximately $5.1 million used during the twenty-six weeks ended March 27, 1998. This change in financing cash flows was due to incurrence and refinancing of substantial indebtedness as a result of the Recapitalization.

As a result of the Recapitalization and the acquisition of ZMP, the Company incurred substantial indebtedness and refinanced certain other indebtedness including all borrowings under the prior credit facility. As of April 2, 1999, on a pro forma basis after giving effect to the acquisition of ZMP and the related borrowings under the Company's credit facility as if they had occurred on April 2, 1999, Holdings would have had indebtedness consisting of $20.8 million in Holdings PIK Notes and TransDigm would have had indebtedness consisting of (1) $125 million in principal amounts of subordinated notes and
(2) $132 million of borrowings under the credit facility, which would have consisted of $8 million under a $30 million Revolving Credit Facility, a $62 million term loan under the Tranche A Facility and a $62 million term loan under the Tranche B Facility.

The interest rate for the credit facility is, at TransDigm's option, either
(A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility, or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The "Applicable Margin" means the percentage per year equal to (1) in the case of Tranche A Facility and Revolving Credit Facility, (A) bearing an interest rate determined by the Base Rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (B) bearing an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (2) in the case of Tranche B Facility, (A) bearing an interest rate determined by the Base Rate, 2.50%; and (B) bearing an interest rate determined by the Eurodollar Rate, 3.50%. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility.

The subordinated notes bear interest at 10 3/8% and do not require principal payments prior to maturity. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date and the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to amortize the outstanding indebtedness under each of the Tranche A and the Tranche B Facilities, commencing in the year 1999, and contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $1.7 million and $1.3 million during the twenty-six weeks ended April 2, 1999 and March 27, 1998, respectively. The Company estimates that capital expenditures, excluding those of Adams Rite Aerospace, will total approximately $5.6 million in fiscal 1999.

The Company intends to pursue additional acquisitions that present opportunities to realize significant synergies, operating expense economies or overhead cost savings or to increase the Company's market position. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any material acquisitions at this time, and there can be no assurance that we will be able to reach an agreement with respect to any future acquisition. The Company's acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on terms acceptable to the Company or at all. If the Company incurs additional debt to finance acquisitions, its total interest expense will increase.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, including the subordinated notes, or to fund planned capital expenditures and research and development, will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the credit facility, will be adequate to meet the Company's future liquidity needs for at least the next few years. The Company may, however, need to refinance all or a portion of the principal of the subordinated notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations and that anticipated revenue growth and operating improvements will be sufficient to enable the Company to service its indebtedness, including the subordinated notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted this standard during the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt this standard for its fiscal 1999 year-end financial statements.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement requires an enterprise to disclose certain information about its pension and postretirement benefits, including a reconciliation of beginning and ending balances of the benefit obligation, the funded status of the plans, and the amount of net periodic benefit cost recognized. The Company will adopt this standard for its fiscal 1999 year-end financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2000.

While management has not completed its analysis of those new accounting standards contained in SFAS No. 131, SFAS No. 132, and SFAS No. 133, the adoption of these standards is not expected to have a material effect on the Company's financial statements.

IMPACT OF YEAR 2000 ISSUE

The Company has completed a review of its information technology systems at its Waco, Texas site and is completing a review of its information technology systems at the Los Angeles, California site and the Cleveland, Ohio site. The Company is also completing a review of its embedded systems at each of the three sites in order to assess its exposure to year 2000 issues. These reviews, including testing and verification, will be completed internally. Management anticipates that these reviews, including testing and verification, will be completed by June 1999. Prior to the acquisition of ZMP, ZMP represented to the Company that the review of Adams Rite Aerospace's information technology systems and embedded systems has been completed and that it believes the plan to make those systems year 2000 compliant can be fully implemented by December 1999. However, the Company has not initiated its independent review of Adams Rite Aerospace's information technology systems or embedded systems. Although management believes that any repairs necessary to make its embedded systems year 2000 compliant can be completed internally, until the Company has completed its review, testing and verification of its embedded systems, the Company will not be in a position to assess the extent of repairs that will be required or the parts that will need to be replaced in order to make its embedded systems year 2000 compliant. The Company purchased all of its computer software from third party vendors and is relying on those vendors to make their software year 2000 compliant. Except for the vendor of its e-mail system, those vendors have provided the Company with third party certifications that their systems are year 2000 compliant.

The Company has distributed questionnaires to assess the year 2000 compliance of its suppliers and customers, including various agencies of the United States government. However, the Company has not currently gathered sufficient data to determine to what extent those suppliers and customers are year 2000 compliant. Prior to the acquisition of ZMP, ZMP represented to the Company that it has received confirmation from the material suppliers and customers of Adams Rite Aerospace of their respective year 2000 compliance.

In the event that year 2000 problems arise within the Company or that its suppliers or customers, including various agencies of the United States government, do not successfully and timely achieve year 2000 compliance, the result may be a delay in its receiving orders and collecting payments, leading to a temporary loss of revenue. The Company has incurred approximately $180,000 in costs associated with year 2000 compliance and, excluding Adams Rite Aerospace, anticipates incurring $150,000 of additional costs in the future. Because the Company has not independently reviewed the information technology systems and the embedded systems of Adams Rite Aerospace, management does not currently have adequate data to estimate the additional cost that may have to be incurred by the Company in order to make Adams Rite Aerospace's systems year 2000 compliant. However, since the anticipated additional cost reflects the cost of the review, testing, verification and repair to be completed internally, the Company has not allocated such cost between its embedded systems and its information technology systems. The Company may, however, have to bear further year 2000 costs and expenses, which could have a material adverse effect on its business.

The Company has no formal contingency plan in the event year 2000 problems arise with respect to its information technology systems; however, the Company's accounting and business information systems are not complex, and manual procedures could be performed for a period of time to provide the information necessary to continue to operate the business. In the event that year 2000 problems arise within embedded systems, the Company intends to employ its existing subcontractor machinists to manufacture the affected components.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's outstanding indebtedness at September 30, 1998 was repaid in connection with the Merger and Recapitalization. At April 2, 1999, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $90 million of borrowings outstanding under the credit facility at April 2, 1999 was 8.75%. Also outstanding at April 2, 1999 was $125 million of Company indebtedness in the form of subordinated notes and $20.8 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. Although management believes that the fair value of these debt obligations approximates their outstanding balance at April 2, 1999, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings by $13.2 million and $2.4 million, respectively.

The acquisition of ZMP, including all of its outstanding common stock, on April 23, 1999 and the related expenses were funded entirely through $42 million of additional borrowings under the credit facility. The weighted average interest rate on all borrowings outstanding under the credit facility on April 23, 1999 was 8.5%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on April 23, 1999 by approximately $6 million.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and twenty-six week periods ended April 2, 1999 was $.6 million and $.8 million, respectively.

PART II:       OTHER INFORMATION

     ITEM 5    Other information

        (a)    Acquisition of ZMP, Inc.

               On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, through a merger. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded entirely through additional borrowings under the Company's credit facility. As a result of the acquisition, ZMP and Adams Rite Aerospace became wholly-owned subsidiaries of TransDigm.

     ITEM 6    Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27 Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the quarter ended April 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   TransDigm Inc. and TransDigm Holding Company
                                   --------------------------------------------
                                                        (Registrant)


Date:  May 13, 1999                              /s/ Douglas W. Peacock
                                   --------------------------------------------
                                   Douglas W. Peacock, Chairman and
                                   Chief Executive Officer


Date:  May 13, 1999                              /s/ Peter B. Radekevich
                                   --------------------------------------------
                                   Peter B. Radekevich, Chief Financial Officer

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 1999

EXHIBIT NO.                    DESCRIPTION                              PAGE

    27                  Financial Data Schedule                          19