Form 10-Q
period 1999-07-02
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/
filed 1999-08-13
CIK 1077670, 1077672

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 1999.

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                    to
                               ------------------    -----------------
Commission File Number 333-71397
                       ---------

                  TransDigm Inc. and TransDigm Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3733378
--------------------------------------------------------------------------------
(State or other Jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio         44143
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (216) 289-4939
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                       YES X    No
                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock of TransDigm Holding Company,
$0.01 Par Value                                              119,925
--------------------------------------------      ------------------------------
(Class)                                           (Outstanding at July 30,1999)

                                      INDEX

                                                                                                                 Page
Part I            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - July 2, 1999 and
                  September 30, 1998                                                                              1

                  Consolidated Statements of Operations - Thirteen and
                  Thirty-Nine Weeks Ended July 2, 1999 and July 3, 1998                                           2

                  Consolidated Statement of Changes in Stockholders' Equity -
                  Thirty-Nine Weeks Ended July 2, 1999                                                            3

                  Consolidated Statements of Cash Flows - Thirty-Nine Weeks
                  Ended July 2, 1999 and July 3, 1998                                                             4

                  Notes to Consolidated Financial Statements                                                      5

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       8

Part II:          OTHER INFORMATION

       Item 5     Other Information                                                                              16

       Item 6     Exhibits and Reports on Form 8-K                                                               16

Signatures                                                                                                       17

Exhibit Index                                                                                                    18

PART I: FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                   JULY 2,    SEPTEMBER 30,
ASSETS                                              1999         1998
CURRENT ASSETS:
  Cash and cash equivalents                       $     726    $  19,486
  Accounts receivable, net                           24,706       12,530
  Inventories                                        28,160       18,280
  Refundable income taxes                             4,763         --
  Deferred income taxes and other                     7,491        3,964
                                                  ---------    ---------
           Total current assets                      65,846       54,260

PROPERTY, PLANT AND EQUIPMENT - Net                  26,273       21,951

INTANGIBLE ASSETS - Net                              59,670       35,294

DEBT ISSUE COSTS - Net                               11,568          606

DEFERRED INCOME TAXES AND OTHER                       4,299        3,674
                                                  ---------    ---------
TOTAL                                             $ 167,656    $ 115,785
                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt               $  12,479    $   5,000
  Accounts payable                                    6,099        5,667
  Accrued liabilities                                15,984       10,239
  Put warrants                                           --       16,700
                                                  ---------    ---------
           Total current liabilities                 34,562       37,606
LONG-TERM DEBT - Less current portion               260,170       40,000

OTHER LIABILITIES                                     2,446        1,752
                                                  ---------    ---------
           Total liabilities                        297,178       79,358
                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES                                       --
                                                  ---------    ---------
REDEEMABLE COMMON STOCK                                 800         --
                                                  ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock                                     101,073       24,281
  Retained earnings (deficit)                      (230,641)      12,900
  Accumulated other comprehensive income               (754)        (754)
                                                  ---------    ---------
           Total stockholders' equity (deficit)    (130,322)      36,427
                                                  ---------    ---------
TOTAL                                             $ 167,656    $ 115,785
                                                  =========    =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                        THIRTEEN WEEKS       THIRTY-NINE WEEKS
                                      --------------------  --------------------
                                       JULY 2,    JULY 3,    JULY 2,    JULY 3,
                                        1999       1998       1999        1998
NET SALES                             $ 36,438   $ 29,658   $ 95,761    $ 83,015

COST OF SALES                           19,750     15,961     50,680      44,690
                                      --------   --------   --------    --------
GROSS PROFIT                            16,688     13,697     45,081      38,325
                                      --------   --------   --------    --------
OPERATING EXPENSES:
  Selling and administrative             3,993      3,011      9,405       7,940
  Amortization of intangibles              563        467      1,462       1,828
  Research and development                 631        408      1,645       1,241
  Merger expenses                          352       --       40,063
                                      --------   --------   --------    --------
           Total operating expenses      5,539      3,886     52,575      11,009
                                      --------   --------   --------    --------

INCOME (LOSS) FROM OPERATIONS           11,149      9,811     (7,494)     27,316

INTEREST EXPENSE - Net                   7,128        639     15,951       2,381
                                      --------   --------   --------    --------
INCOME (LOSS) BEFORE INCOME TAXES        4,021      9,172    (23,445)     24,935

INCOME TAX PROVISON (BENEFIT)            1,585      3,577     (4,015)      9,662
                                      --------   --------   --------    --------
NET INCOME (LOSS)                     $  2,436   $  5,595   $(19,430)   $ 15,273
                                      ========   ========   ========    ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                                                        ACCUMULATED
                                                                         RETAINED          OTHER
                                                         CAPITAL         EARNINGS      COMPREHENSIVE
                                                          STOCK          (DEFICIT)         INCOME          TOTAL
BALANCE, OCTOBER 1, 1998                                 $ 24,281         $ 12,900         $ (754)        $ 36,427

ISSUANCE OF CAPITAL STOCK                                 100,677                                          100,677

PURCHASE OF CAPITAL STOCK                                     (28)                                             (28)

PAYMENT OF CONSIDERATION
  IN RECAPITALIZATION                                     (23,857)        (224,111)                       (247,968)

NET LOSS                                                                   (19,430)                       (19,430)
                                                        ----------      ------------       --------     -----------

BALANCE, JULY 2, 1999                                   $ 101,073       $ (230,641)        $ (754)      $ (130,322)
                                                        ==========      ============       ========     ===========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                      THIRTY-NINE WEEKS
                                                                                 -------------------------
                                                                                    JULY 2,       JULY 3,
                                                                                      1999         1998
OPERATING ACTIVITIES:
  Net income (loss)                                                              $ (19,430)   $  15,273
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                                     3,002        3,118
    Amortization of intangibles                                                      1,462        1,828
    Amortization of debt issue costs                                                 1,547          799
    Interest deferral on Holdings PIK Notes                                          1,400         --
    Changes in assets and liabilities (excluding effect of acquisition of ZMP,
      Inc.):
      Accounts receivable                                                           (7,468)      (3,829)
      Inventories                                                                      215           30
      Refundable income taxes                                                       (4,763)      (3,020)
      Prepaid expenses and other assets                                               (178)         (24)
      Accounts payable                                                                  33          642
      Accrued liabilities                                                             (934)      (1,551)
                                                                                 ---------    ---------
     Net cash provided by (used in) operating activities                           (25,114)      13,266
                                                                                 ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                              (2,604)      (2,253)
  Marathon acquisition, post-closing purchase price adjustment                          --          766
  Acquisition of ZMP, Inc.                                                         (41,556)        --
                                                                                 ---------    ---------
     Net cash used in investing activities                                         (44,160)      (1,487)
                                                                                 ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,808                          118,192         --
  Proceeds from new credit facility, net of fees of $5,361                         118,639         --
  Proceeds from Holdings PIK Notes and common stock, net of fees of $341            19,659         --
  Payment of consideration in recapitalization - common stock and warrants        (263,875)        --
  Net borrowings under revolving credit loans                                        2,250         --
  Repayment of term notes                                                          (45,000)      (5,000)
  Proceeds from issuance of capital stock                                          100,677         --
  Purchase of capital stock                                                            (28)         (69)
                                                                                 ---------    ---------
     Net cash provided by (used in) financing activities                            50,514       (5,069)
                                                                                 ---------    ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                             (18,760)       6,710

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      19,486        5,485
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     726    $  12,195
                                                                                 =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                       $  13,152    $   2,866
                                                                                 =========    =========
  Cash paid during the period for income taxes                                   $   1,172    $  11,481
                                                                                 =========    =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEKS ENDED JULY 2, 1999 AND JULY 3, 1998
(UNAUDITED)



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

      On December 3, 1998, Phase II Acquisition Corp. ("Acquiror"), an entity formed by affiliates of Odyssey Investment Partners, LP ("Odyssey"), and Holdings consummated a definitive agreement and plan of merger (the "Merger Agreement" or the "Merger"). Pursuant to the terms of the Merger, Acquiror was merged with and into Holdings, with Holdings being the surviving corporation in the Merger (the "Surviving Corporation"). In the Merger, owners of Holdings' outstanding common stock received, in exchange for each outstanding share of common stock (except for shares held directly or indirectly by Holdings or the Rolled Shares, as defined below), the "Per Share Merger Consideration," as defined in the Merger Agreement. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options and warrants, was approximately $299.7 million.

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

      Simultaneously with the Merger, Holdings and TransDigm (collectively with Marathon, the "Company") refinanced all of their existing debt. The Merger, the refinancing, and payment of fees and expenses were funded by
      (i) existing cash balances, (ii) investments by Odyssey of $100.2 million,
      (iii) funds from a new $120 million Senior Credit Facility, (iv) funds from $125 million Senior Subordinated Notes and (v) Holdings PIK Notes of $20 million issued to certain stockholders. At July 2, 1999, Holdings had $27.8 million available for working capital, certain permitted acquisitions and general corporate purposes under the new Senior Credit Facility.

      In connection with the Merger, the Company incurred a one-time charge of approximately $40 million during the thirty-nine weeks ended July 2, 1999, consisting primarily of compensation costs recognized as a result of the cancellation of certain stock options, the costs of terminating a financial advisory services agreement, the write-off of deferred financing costs and professional advisory fees.

      Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.    UNAUDITED FINANCIAL INFORMATION

      Except for the September 30, 1998 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

3.    ACQUISITION

      On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), through a merger. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded through $36 million of additional borrowings under the Company's credit facility and the use of approximately $5 million of the Company's cash balances. As a result of the acquisition, ZMP and Adams Rite Aerospace became wholly-owned subsidiaries of TransDigm.

      The Company accounted for the acquisition as a purchase and included the results of operations of the acquired companies in the accompanying fiscal 1999 consolidated financial statements from the effective date of the acquisition. The purchase price was allocated based on a preliminary determination of estimated fair values at the date of the acquisition. Goodwill representing the excess of the purchase price over assets acquired of $25.8 million is being amortized on a straight-line basis over forty years.

      The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the following periods:

                                              THIRTY-NINE WEEKS ENDED
                                             ---------------------------
                                              JULY 2,         JULY 3,
                                               1999             1998
                                                (DOLLARS IN THOUSANDS)
Net sales                                    $ 116,567        $ 108,667
Operating income (loss)                         (9,560)          28,862
Net income (loss)                              (22,070)          14,791


      The consolidated pro-forma operating loss for the thirty-nine week period ended July 2, 1999 includes the following charges recognized by Adams Rite Aerospace prior to the acquisition: (1) $1.4 million ($.84 million after tax) for compensation expense recognized in connection with a common stock warrant granted to its former chief executive officer and (2) $.8 million ($.8 million after tax) for costs directly related to the acquisition.

      This pro-forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                               JULY 2,  SEPTEMBER 30,
                                                1999        1998
Work-in-progress and finished goods           $ 23,161    $ 10,577
Raw materials and purchased component parts     11,619      12,038
                                              --------    --------
           Total                                34,780      22,615
Reserve for excess and obsolete inventory       (6,620)     (4,335)
                                              --------    --------

Inventories - net                             $ 28,160    $ 18,280
                                              ========    ========


5.    INCOME TAXES

      Income tax expense (benefit) as a percentage of income (loss) before income taxes was (17.1)% for the thirty-nine weeks ended July 2, 1999 compared to 45.0% for the thirty-nine weeks ended July 3, 1998. The tax benefit recorded for the thirty-nine weeks ended July 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

6.    REDEEMABLE COMMON STOCK

      The redeemable common stock represents the estimated value of common stock held by management shareholders that have certain put rights.

7.    ENVIRONMENTAL CONTINGENCY

      The soil and groundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because an escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, management does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures.

8.    NEW ACCOUNTING STANDARD

      The Company adopted the provisions of Statement No. 130 of the Financial Accounting Standards Board, "Reporting Comprehensive Income," during the first quarter of fiscal 1999. Accordingly, the Company's accumulated other comprehensive income, consisting solely of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statement of changes in stockholders' equity. There were no changes in accumulated other comprehensive income during the thirty-nine weeks ended July 2, 1999 and July 3, 1998.

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

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $40 million ($29 million after tax) was recorded during the thirty-nine weeks ended July 2, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new Senior Credit Facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

On April 23, 1999, the Company acquired ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, Inc. ("Adams Rite Aerospace" or "Adams Rite"), under the terms of an agreement and plan of reorganization, dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded through $36 million of additional borrowings under the Company's Senior Credit Facility and the use of $5 million of the Company's cash balances. Adams Rite Aerospace is a well established supplier of highly engineered aircraft components that will complement the businesses of AdelWiggins, AeroControlex and Marathon. Through the acquisition of ZMP, the Company acquired four additional major product lines of Adams Rite Aerospace consisting of mechanical hardware, fluid control products, electromechanical control products and oxygen system related products. On an historical basis, Adams Rite Aerospace has realized a lower gross profit as a percentage of net sales than that achieved by the Company. Although management has taken steps to increase the profitability of Adams Rite Aerospace's business over the longer term, consolidation of the financial results of Adams Rite Aerospace with those of the Company has resulted in a lower profit margin for the Company as a whole, at least in the near term. For its fiscal year ended June 26, 1998, Adams Rite Aerospace generated net sales, operating income and net income of $34.2 million, $3.6 million and $1.0 million, respectively.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

                                       THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                      ------------------------        -----------------------
                                      JULY 2,          JULY 3,        JULY 2,       JULY 3,
                                       1999             1998           1999          1998
Net sales                              100             % 100          % 100 %         100 %
                                       ---               ---            ---           ---
Gross profit                            46                46             47            46
Selling and administrative              11                10             10            10
Amortization of intangibles              2                 2              2             2
Research and development                 2                 1              2             1
Merger expenses                          1               --              41           --
                                       ---               ---            ---           ---
Operating income (loss)                 30                33             (8)           33
Interest expense- net                   20                 2             16             3
Provision (benefit) for income taxes     4                12             (4)           12
                                       ---               ---            ---           ---
Net income (loss)                      6 %               19 %           (20)%         18 %
                                       ===               ===            ===           ===

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 1999 COMPARED WITH THIRTEEN WEEKS ENDED
JULY 3, 1998.

- NET SALES. Net sales increased by $6.7 million, or 22.6%, to $36.4 million for the quarter ended July 2, 1999 from $29.7 million for the comparable quarter last year, principally due to the acquisition of ZMP and growth in new business programs.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $3.0 million, or 21.9%, to $16.7 million for the quarter ended July 2, 1999 from $13.7 million from the comparable quarter last year. Approximately $1.9 million of this increase is attributable to the acquisition of ZMP and the remaining $1.1 million resulted from improved profitability in the core businesses derived from new business and productivity efforts. The $1.9 million of ZMP gross profits recorded during the quarter ended July 2, 1999 are net of a $.5 million charge relating to the write-up of Adams Rite's inventory in place at the time of the acquisition. Gross profit as a percentage of net sales was 46% during the third quarter of fiscal 1998 and the third quarter of fiscal 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.0 million, or 33.3%, to $4.0 million for the quarter ended July 2, 1999 from $3.0 million for the quarter ended July 3, 1998. This increase principally resulted from the acquisition of ZMP discussed previously. Selling and administrative expenses as a percentage of net sales increased slightly from 10% for the quarter ended July 3, 1998 to 11% for the quarter ended July 2, 1999.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $.1 million, or 20%, to $.6 million for the quarter ended July 2, 1999 from $.5 million for the quarter ended July 3, 1998 due to the amortization of intangible assets recognized in connection with the acquisition of ZMP.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.2 million, or 50%, to $.6 million for the quarter ended July 2, 1999 from $.4 million for the comparable quarter last year. This increase was primarily attributable to continued new product development. Research and development expense, as a percentage of net sales, increased slightly from 1% for the quarter ended July 3, 1998 to 2% for the quarter ended July 2, 1999.

- MERGER EXPENSES. Additional merger costs totaling $.4 million were incurred during the third quarter of fiscal 1999 in connection with the Merger and Recapitalization.

- OPERATING INCOME. Operating income increased from $9.8 million in the third quarter of fiscal 1998 to $11.1 million in the third quarter of fiscal 1999. Operating income increased by $1.3 million, or 13.3%. This increase was primarily attributable to an increase in gross profits offset by increases in selling and administrative and other operating expenses as described above. As a percentage of net sales, operating income declined slightly from 33% for the quarter ended July 3, 1998 to 30% for the quarter ended July 2, 1999.

- INTEREST EXPENSE. Interest expense increased by $6.5 million to $7.1 million for the third quarter of fiscal 1999 from $.6 million for the third quarter of fiscal 1998 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was consistent at 39% for the third quarters of fiscal 1999 and 1998.

- NET INCOME. The Company earned $2.4 million for the third quarter of fiscal 1999 compared to net income of $5.6 million for the third quarter of fiscal 1998 primarily as a result of the factors referred to above.

THIRTY-NINE WEEKS ENDED JULY 2, 1999 COMPARED WITH THIRTY-NINE WEEKS ENDED JULY 3, 1998.

- NET SALES. Net sales increased by $12.8 million, or 15.4%, to $95.8 million for the thirty-nine weeks ended July 2, 1999 from $83.0 million for the thirty-nine weeks ended July 3, 1998. New business initiatives along with an increase in demand in certain segments of the industry resulted in a $4.0 million increase in aftermarket sales, principally for large commercial transport aircraft, and a $2.0 million increase in sales to OEMs. In addition, the increased sales resulting from the ZMP acquisition approximated $6.8 million.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $6.8 million, or 17.7%, to $45.1 million for the thirty-nine weeks ended July 2, 1999 from $38.3 million for the thirty-nine weeks ended July 3, 1998. This increase was attributable to the higher sales, especially aftermarket sales, discussed above and the larger gross margins that are associated with such sales. In addition, approximately $1.9 million of the increase in gross profits is attributable to the acquisition of ZMP. The gross profits recorded by ZMP during the quarter ended July 2, 1999 are net of a $.5 million charge relating to the write-up of Adams Rite's inventory in place at the time of the acquisition. Gross profit for the thirty-nine weeks ended July 3, 1998 includes the effect of a non-cash charge of $.3 million due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.5 million, or 19%, to $9.4 million for the thirty-nine weeks ended July 2, 1999 from $7.9 million for the thirty-nine weeks ended July 3, 1998. This increase principally resulted from the acquisition of ZMP.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.3 million, or 40.4%, to $1.5 million for the thirty-nine weeks ended July 2, 1999 from $1.8 million for the thirty-nine weeks ended July 3, 1998 due to certain intangible assets becoming fully amortized partially offset by $.1 million of additional amortization recorded in connection with the ZMP acquisition.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.4 million, or 33.3% to $1.6 million for the thirty-nine weeks ended July 2, 1999 from $1.2 million for the comparable period last year. This increase was primarily attributable to continued new product development. Research and development expense, as a percentage of net sales, increased slightly from 1% for the thirty-nine weeks ended July 3, 1998 to 2% for the thirty-nine weeks ended July 2, 1999.

- MERGER EXPENSE. Merger costs totaling $40.1 million were incurred during the thirty-nine weeks ended July 2, 1999 in connection with the Merger and Recapitalization. The nature of the merger-related charges is detailed below:


                                                                 (IN THOUSANDS)

      Compensation expense on stock options                         $ 19,437
      Management bonuses                                               6,450
      Termination of financial advisory services agreement             5,850
      Professional fees and expenses                                   7,201
      Write-off of deferred financing costs                              552
      Other                                                              573
                                                                    --------
                                                                    $ 40,063
                                                                    ========


- OPERATING INCOME (LOSS). Operating income decreased from $27.3 million for the thirty-nine weeks ended July 3, 1998 to a loss of $7.5 million for the thirty-nine weeks ended July 2, 1999 due to the merger expenses discussed above. Operating income, excluding merger-related expenses, increased by $5.3 million, or 19.4%. As a percentage of net sales, operating income before merger-related expenses increased to 34% for the thirty-nine weeks ended July 2, 1999 from 33% for the thirty-nine weeks ended July 3, 1998. This increase was primarily attributable to the increase in sales volume and gross profit referred to above.

- INTEREST EXPENSE. Interest expense increased by $13.6 million to $16.0 million for the thirty-nine weeks ended July 2, 1999 from $2.4 million for the thirty-nine weeks ended July 3, 1998 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and the acquisition of ZMP.

-     INCOME TAXES. Income tax expense (benefit) as a percentage of income
      (loss) before income taxes was (17)% for the thirty-nine weeks ended July 2, 1999 compared to 38.7% for the thirty-nine weeks ended July 3, 1998. The tax benefit recorded for the thirty-nine weeks ended July 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company incurred a net loss of $19.4 million for the thirty-nine weeks ended July 2, 1999 compared to net income of $15.3 million for the thirty-nine weeks ended July 3, 1998 primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e. orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of July 2, 1999, the Company estimated its sales order backlog at $61.6 million compared to an estimated $62.7 million as of July 3, 1998 (including $19.4 million relating to Adams Rite Aerospace). The majority of the purchase orders outstanding as of July 2, 1999 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of July 2, 1999 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirty-nine week periods ended July 2, 1999 and July 3, 1998 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $25.8 million of cash in operating activities during the thirty-nine weeks ended July 2, 1999 compared to approximately $13.3 million generated during the thirty-nine weeks ended July 3, 1998. Such decrease in operating cash flows is due to the one-time merger expenses of $40.1 million partially offset by improved operating results.

Cash used in investing activities was approximately $44.2 million during the thirty-nine weeks ended July 2, 1999 compared to approximately $1.5 million used during the thirty-nine weeks ended July 3, 1998. The change in investing cash flows is primarily due to the use of $41.6 million of cash for the acquisition of Adams Rite, a $.4 million increase in capital expenditures during fiscal 1999 and a post-closing purchase price adjustment of approximately $.8 million received during the first quarter of fiscal 1998 as a result of the acquisition of Marathon.

Cash provided by financing activities during the thirty-nine weeks ended July 2, 1999 was approximately $50.5 million compared to approximately $5.1 million used during the thirty-nine weeks ended July 3, 1998. This change in financing cash flows was due to incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

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

The subordinated notes bear interest at 10 3/8% and do not require principal payments prior to maturity. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date and the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to amortize the outstanding indebtedness under each of the Tranche A and the Tranche B Facilities, commencing in 1999, and contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $2.6 million and $2.3 million during the thirty-nine weeks ended July 2, 1999 and July 3, 1998, respectively. The Company estimates that capital expenditures, excluding those of Adams Rite Aerospace, will total approximately $5.6 million in fiscal 1999.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001.

While management has not completed its analysis of those new accounting standards contained in SFAS No. 131, SFAS No. 132, and SFAS No. 133, the adoption of these standards is not expected to have a material effect on the Company's financial statements.

IMPACT OF YEAR 2000 ISSUE

The Company has completed a review of its information technology systems and a review of its embedded systems at all operating locations other than Adams Rite Aerospace in order to assess its exposure to year 2000 issues. These reviews, including testing and verification, have been completed internally. Prior to the acquisition of ZMP, ZMP represented to the Company that the review of Adams Rite Aerospace's information technology systems and embedded systems had been completed and that it believed the plan to make those systems year 2000 compliant could be fully implemented by December 1999. However, the Company has not completed its independent review of Adams Rite Aerospace's information technology systems and embedded systems. Although management believes that any repairs necessary to make its embedded systems year 2000 compliant can be completed internally, until the Company has completed its review, testing and verification of its embedded systems, the Company will not be in a position to assess the extent of repairs that will be required or the parts that will need to be replaced in order to make its embedded systems year 2000 compliant. The Company purchased all of its computer software from third party vendors and is relying on those vendors to make their software year 2000 compliant. Except for the vendor of its e-mail system, those vendors have provided the Company with third party certifications that their systems are year 2000 compliant.

The Company has distributed questionnaires to assess the year 2000 compliance of its suppliers and customers, including various agencies of the United States government. However, the Company has not currently gathered sufficient data to determine to what extent those suppliers and customers are year 2000 compliant. Prior to the acquisition of ZMP, ZMP represented to the Company that it had received confirmation from the material suppliers and customers of Adams Rite Aerospace of their respective year 2000 compliance.

In the event that year 2000 problems arise within the Company or that its suppliers or customers, including various agencies of the United States government, do not successfully and timely achieve year 2000 compliance, the result may be a delay in its receiving orders and collecting payments, leading to a temporary loss of revenue. The Company has incurred approximately $330,000 in costs associated with year 2000 compliance and, excluding Adams Rite Aerospace, anticipates incurring $70,000 of additional costs in the future. Because the Company has not completed an independent review of the information technology systems and the embedded systems of Adams Rite Aerospace, management does not currently have adequate data to estimate the additional cost that may have to be incurred by the Company in order to make Adams Rite Aerospace's systems year 2000 compliant. Furthermore, because the anticipated additional cost reflects the cost of the review, testing, verification and repair to be completed internally, the Company has not allocated such cost between its embedded systems and its information technology systems. The Company may, however, have to bear further year 2000 costs and expenses, which could have a material adverse effect on its business.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's outstanding indebtedness at September 30, 1998 was repaid in connection with the Merger and Recapitalization. At July 2, 1999, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $126 million of borrowings outstanding under the credit facility at July 2, 1999 was 9.1%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on July 2, 1999 by approximately $6 million.

Also outstanding at July 2, 1999 was $125 million of Company indebtedness in the form of subordinated notes and $21.4 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. Although management believes that the fair value of these debt obligations approximates their outstanding balance at July 2, 1999, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings by $13.2 million and $2.4 million, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and thirty-nine week periods ended July 2, 1999 was $.6 million and $1.4 million, respectively.

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

 ITEM 6     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            27 Financial Data Schedule

       (b) The Company did not file any reports on Form 8-K during the quarter ended July 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TransDigm Inc. and TransDigm Holding Company
                                 --------------------------------------------
                                                   (Registrant)

Date: 08/13/1999                 Douglas W. Peacock
     -------------------------   --------------------------------------------
                                 Douglas W. Peacock, Chairman and
                                 Chief Executive Officer

Date: 08/13/1999                 Peter B. Radekevich
     -------------------------   --------------------------------------------
                                 Peter B. Radekevich, Chief Financial Officer

                                  EXHIBIT INDEX
                 TO FORM 10-Q FOR THE QUARTER ENDED JULY 2, 1999

EXHIBIT NO.         DESCRIPTION                      PAGE

       27      Financial Data Schedule                19