Form 10-K405
period 1999-09-30
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 1999-12-23
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                         ANNUAL REPORT PURSUANT TO THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999       COMMISSION FILE NO.333-71397

                                 TRANSDIGM INC.
                           TRANSDIGM HOLDING COMPANY
                      MARATHON POWER TECHNOLOGIES COMPANY
                                   ZMP, INC.
                           ADAMS RITE AEROSPACE, INC.
   (EXACT NAME OF CO-REGISTRANTS AS SPECIFIED IN THEIR RESPECTIVE CHARTERS)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
              26380 CURTISS WRIGHT PARKWAY, RICHMOND HEIGHTS, OHIO
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   13-3733378
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                     44143
                                   (ZIP CODE)

Registrant's Telephone Number, Including Area Code:             (216) 289-4939

Securities Registered Pursuant to Section 12(b) of The Act:               None

Securities Registered Pursuant to Section 12(g) of The Act:               None

The Co-Registrants meet the conditions set forth in General Instructions (I)(1)
(a) and (b) of Form 10-K and are therefore filing this form with a reduced disclosure format.

Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

There currently is no established publicly traded market for the common equity of TransDigm Holding Company held by non-affiliates.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm
Holding Company, $0.01 Par Value                             121,195
------------------------------------------   -----------------------------------
          (Class)                            (Outstanding at September 30, 1999)

Class A Common Stock (Non-Voting)
of TransDigm Holding Company. $.01 Par Value                   -0-
------------------------------------------   -----------------------------------
          (Class)                            (Outstanding at September 30, 1999)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

Documents incorporated by reference: See Exhibit Index included elsewhere in this Form 10-K.

                              SECTIONS OF THE 10K

                                     INDEX


                                                                           Page


PART I

  ITEM 1          BUSINESS                                                   1

  ITEM 2          PROPERTIES                                                 8

  ITEM 3          LEGAL PROCEEDINGS                                          8

  ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

PART II

  ITEM 5          MARKET FOR OUR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                       9

  ITEM 6          SELECTED FINANCIAL DATA                                    9

  ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                       12

  ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                18

  ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                       18

PART III

  ITEM 10         DIRECTORS AND EXECUTIVE OFFICERS                           19

  ITEM 11         EXECUTIVE COMPENSATION                                     21

  ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT                                     25

  ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             27

PART IV

  ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K                                       28

                  SIGNATURES                                                 32

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       F-1 -- F-20

                  EXHIBIT INDEX                                       i - xxxiii

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and 27A of the Securities Act. Discussions containing such forward-looking statements may be found in Items 1, 3, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can give no assurance that such plans, intentions or exceptions will be achieved. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors set forth herein as well as under the caption "Risk Factors" in the Registration Statement filed by us on Form S-4 on January 29,1999, as amended through April 23, 1999.


Many such factors are outside the control of TransDigm Holding Company and its subsidiaries. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

In this Report, the terms "TransDigm " and "Company" refer to TransDigm Inc. and its subsidiaries. The term "Holdings" refers to TransDigm Holding Company, the parent company of TransDigm

PART I

ITEM 1.  BUSINESS

THE COMPANY

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft original equipment manufacturers ("OEMs") and various agencies of the United States government. TransDigm generates most of its EBITDA, As Defined, from sales of replacement parts in the aftermarket, including sales to airlines. This is because most of TransDigm's OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Because aftermarket parts sales are driven by the size of the worldwide aircraft fleet, they are relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. In addition, because TransDigm has over 40 years of experience in most of its product lines, it benefits from a large and growing installed base of aircraft.

TransDigm differentiates itself based on its engineering and manufacturing capabilities, and typically will not bid on non-proprietary "build to print" business. TransDigm has developed strong product brand names within the airline industry and a reputation for high quality, reliability and customer service. TransDigm focuses on developing highly customized products to solve specific problems of aircraft operators and manufacturers. Management estimates that over 80% of the TransDigm's products are of proprietary design. TransDigm provides its products to commercial airlines, such as United Airlines and Continental Airlines, large commercial transport and regional and business aircraft OEMs, such as Boeing, Bombardier and Cessna, and various agencies of the United States government. While aftermarket and OEM sales each typically account for approximately half of TransDigm's revenues, aftermarket sales typically carry a substantially higher gross margin than sales to OEMs.

TransDigm is comprised of four business units: (1) AdelWiggins, (2) AeroControlex, (3) Marathon Power Technologies Company ("Marathon"), and (4) Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), each of which has a long history in the aircraft components industry. AdelWiggins manufactures an extensive line of fuel and hydraulic system connectors, specialized clamps, heaters and refueling systems. AeroControlex manufactures customized fuel pumps, compressors, valves, couplings and mechanical and electromechanical controls. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. Marathon manufactures nickel cadmium batteries and static inverters. Marathon and ZMP, Inc. ("ZMP") the corporate parent of Adams Rite Aerospace, were acquired in August 1997 and April 1999, respectively, as strategic complements to the AdelWiggins and AeroControlex businesses.

TransDigm was formed in 1993 through a management-led buyout of IMO Industries. Since its formation, TransDigm has successfully established leadership positions in well-defined, profitable niches of the aircraft components market that it believes offer sustainable growth opportunities.

On December 3, 1998, Phase II Acquisition Corp., an entity formed by affiliates of Odyssey Investment Partners, LP ("Odyssey"), and Holdings consummated a recapitalization (the "Recapitalization") pursuant to an agreement and plan of merger (the "Merger Agreement"). In connection therewith, Phase II Acquisition Corp. was merged with and into Holdings, with Holdings being the surviving corporation (the "Merger"). The Merger was treated as a recapitalization for financial reporting purposes, which had no impact on the historical basis of Holdings' consolidated assets and liabilities.

PRODUCTS

TransDigm's products are found on virtually all types of aircraft, and TransDigm supplies components to all major domestic and international airlines. Management estimates that over 80% of TransDigm's products are of proprietary design and approximately 70% of TransDigm s sales are derived from parts for which it has achieved sole source designation. TransDigm's products are grouped into fifteen major product lines, each of which is profitable and is operated as a semi-autonomous business unit.

Much of TransDigm's recent success has been due to its identification and development of new products for sale in the commercial aftermarket. TransDigm works closely with customers to identify their unmet needs, such as a component that fails to meet performance expectations or that requires excessive maintenance. TransDigm then utilizes its engineering and design capabilities to develop a prototype for a component that increases the value of the product to the customer. After rigorous testing requirements have been fulfilled and TransDigm has obtained necessary regulatory approvals, the product is made available for sale in the aftermarket and to OEMs.

ADELWIGGINS - AdelWiggins manufactures over 8,000 SKUs, representing 36% of TransDigm's sales for fiscal 1999, which constitute five of TransDigm's fifteen major product lines: (A) flexible tube connectors, (B) special connectors, (C) Adel clamps, (D) Wiggins service systems and (E) heaters and hoses. Tube connectors are fluid line connectors that provide leak tight joints and are found in flexible fluid systems on most aircraft platforms including fuel, water, waste and environmental systems. Special connectors are connectors designed to allow breaking and reconnecting of fluid lines under pressure and are found in quick disconnect applications including refueling and other fluid management systems for military, space and rocket launch applications and in frangible connectors for large commercial transports. Adel clamps include cushioned clamps, engineered elastomers, bare metal clamps, clampshells, block clamps and quick release clamps used to support fuel, hydraulic, fluid and electric lines and are found in a broad variety of clamps located throughout the airplane, including in engines to address high temperature and high vibration requirements. Wiggins service systems include proprietary refueling nozzles and systems, vents, receivers and quick disconnects and are found in mine refueling equipment and military applications such as tanks and armored vehicles that require high flow capabilities and universal compatibility. Heaters and hoses consists of specialized hoses and heaters, including blanket and ribbon heaters, heater cuffs, heated nipples and gaskets and heated tanks throughout the aircraft and are designed to prevent freezing of fluids such as potable water and waste and to provide heat for hot water service applications.

AdelWiggins designs its products specifically to meet the engineering requirements of its customers, focusing on aspects such as: reduced-profile or low-profile geometry, broad ranges of high-temperature service, ease of installation and, where possible, utilization of advanced materials to maximize the strength-to-weight ratios of its components. These factors are critical to both OEMs and commercial airlines given their emphasis on reducing both acquisition and operating costs. In addition, TransDigm believes AdelWiggins' products have a reputation for long service lives and extremely high reliability in stressful operating environments.

Approximately 60% of AdelWiggins' products are proprietary products designed to meet specific customer needs. The remaining 40% are industry standard designs. Roughly 55% of AdelWiggins' products are sole sourced, which is advantageous to TransDigm because it creates significant switching costs associated with the development and qualification of alternative engineered solutions. This sole sourced status has contributed to AdelWiggins achieving aftermarket sales of 26% of its net sales in fiscal 1999. See "Business-Customers."

AeroControlex - AeroControlex manufactures over 13,000 SKUs, representing 36% of TransDigm's sales for fiscal 1999, which constitute three of TransDigm's fifteen major product lines: (A) mechanical controls, (B) pumps and (C) valves and quick disconnects. Mechanical controls include electromechanical control systems, sliding and ball bearing control cables and gearboxes which are found in the lavatory drain, throttle control, engine feedback, landing gear release and in ejection seats and fuel and air systems. Pumps primarily include gear pumps, which are found in hydraulic and fuel systems applications. Valves and quick disconnects include fuel and air system valves, compressors and quick disconnects which are found in air conditioning packages and fuel, radar and potable water systems.

AeroControlex designs, manufactures and sells pumps, compressors, valves, couplings and mechanical controls primarily for the commercial and military aircraft markets. AeroControlex has developed a reputation for providing high-quality, reliable products consistently delivered on time. AeroControlex works closely with customers to leverage its engineering expertise to create technical solutions to customer-specific problems. About 95% of AeroControlex products are proprietary and over 90% are sold on a sole-source basis, which is advantageous to TransDigm because its creates significant switching costs associated with the development and qualification of alternative engineered solutions. This sole sourced status has contributed to AeroControlex achieving aftermarket sales of 69% of its net sales in fiscal 1999. See "Business-Customers."

MARATHON - Marathon manufactures over 5,000 SKUs, representing 16% of TransDigm's sales for fiscal 1999, which constitute three of TransDigm's fifteen major product lines: (A) vented cell nickel-cadmium batteries, (B) static inverters and (C) sealed cell nickel-cadmium batteries. Vented cell nickel-cadmium batteries and sealed cell batteries are used for engine starting and emergency power aboard various aircraft while static inverters convert direct current to alternating current for use in applications such as flight instrumentation and communication. Marathon products are used for numerous military applications, such as the F-16, F-18, Blackhawk, Apache and Cobra programs. Approximately 50% of Marathon's products have achieved sole sourcing status with its customers.

Marathon is one of the world's leading manufacturers of vented cell nickel-cadmium batteries, which require frequent maintenance, as individual cells within a battery are replaced throughout the life of the battery. Marathon, which manufactures and sells both entire batteries and individual cells, realizes replacement revenue in the aftermarket throughout the life of the battery as a result of its position as a sole source supplier of products that accounted for over 50% of its sales. Over 95% of Marathon's sales are proprietary, the status of which has contributed to Marathon achieving aftermarket sales of 72% of its net sales in fiscal 1999. Vented cell batteries are marketed under the Marathon(TM) and SuperPower(TM) brand names.

ADAMS RITE AEROSPACE - Adams Rite Aerospace manufactures over 6,000 SKUs, representing 12% of TransDigm's sales for fiscal 1999, which constitute four of TransDigm's fifteen major product lines: (A) mechanical hardware, (B) fluid control products, (C) electromechanical control products and (D) oxygen systems related products. Mechanical hardware include hardware installed inside the aircraft, such as overhead stowage bin latches, lavatory indicator and door latches, seat control cables and decompression latches, and hardware installed outside of the aircraft, such as door bolting systems. Fluid control products include various aircraft water system components, such as spigots, soap dispensers and water shut-off valves as well as entire self-contained water systems. Electromechanical control products include throttle quadrants, control wheels, electric strikes, speed brake controls and a variety of handle grips. Oxygen systems related products include oxygen cylinders, masks, reducers and control panels. Adams Rite Aerospace achieved aftermarket sales subsequent to its acquisition on April 23, 1999 of 50% of its net sales for the period ended September 30, 1999. See "Business-Customers."

SALES AND MARKETING

Consistent with TransDigm's overall strategy, TransDigm's sales and marketing organization is structured to understand and anticipate the needs of customers in order to continually develop a stream of technical solutions that generate significant value. In particular, TransDigm focuses on the high-margin, repeatable aftermarket segment.

TransDigm has structured AdelWiggins', AeroControlex's, Adams Rite Aerospace's, and Marathon's sales efforts along their collective eleven major product lines, assigning a Product Line Manager to each line. The Product Line Managers are expected to grow the sales and profitability of their product line faster than the served market and to achieve the targeted annual level of bookings, sales, new business and profitability for each product. Assisting the Product Line Managers are Account Managers and Sales Engineers who are responsible for covering major OEM and airline accounts. Account Managers and Sales Engineers are expected to be familiar with the personnel, organization and needs of specific customers, for achieving total bookings and new business goals at each account, and, in conjunction with the Product Line Managers, for determining when additional resources are required at customer locations. All of TransDigm's sales personnel are compensated in part on their bookings and sales and ability to identify and convert new business opportunities.

Though the majority are employees, the Account Manager function may be performed by independent representatives depending on the specific customer, product and geographic location. TransDigm also uses a limited number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. TransDigm's largest distributor is Aviall, which provides logistic services to the commercial airlines.

BACKLOG

Management believes that sales order backlog (i.e. orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of September 30, 1999, the Company estimated its sales order backlog at $62.5 million compared to an estimated $63 million as of September 30, 1998 (including $19.8 million relating to Adams Rite Aerospace). The majority of the purchase orders outstanding as of September 30, 1999 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of September 30, 1999 may not necessarily represent the actual amount of shipments or sales for any future period.

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

MANUFACTURING AND ENGINEERING

TransDigm maintains four manufacturing facilities. Each facility serves its respective operating group and comprises manufacturing, distribution and engineering as well as corporate functions, including management, sales and finance. The AdelWiggins, AeroControlex, Marathon and Adams Rite Aerospace facilities encompass approximately 105,000, 44,000, 150,000 and 100,000 square feet of manufacturing space in Los Angeles, California, Cleveland, Ohio, Waco, Texas and Fullerton, California, respectively. In the last several years, management has taken a number of steps to improve productivity and reduce costs, including consolidating operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment and tooling, installing modern information systems and implementing a broad-based employee training program. Management believes that TransDigm's manufacturing systems and equipment are critical competitive factors that permit it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. TransDigm focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires. TransDigm is in the process of applying its proven manufacturing strategy to the Marathon facility, where its expects to be able to substantially improve Marathon's performance.

Each of TransDigm's operating groups attempts to differentiate itself from its competitors by producing highly engineered products at a low cost. TransDigm's proprietary products are designed by its engineering staff and intended to serve an unmet need in the aircraft component industry, particularly through its new product initiatives. See "Business-Products." These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of TransDigm's customers ' tolerance and quality requirements.

TransDigm uses sophisticated equipment and procedures to ensure the quality of its products and to comply with military specifications and Federal Aviation Administration ("FAA") and OEM certification requirements. TransDigm performs a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout TransDigm's manufacturing facilities.

CUSTOMERS

TransDigm's customers include: (A) commercial airlines, including national and regional airlines, particularly for aftermarket MRO components, (B) large commercial transport and regional and business aircraft OEMs, (C) various agencies of the United States government, including the United States military, and (D) various other industrial customers. For the year ended September 30, 1999, two customers represented approximately 15% and 14%, respectively, of the Company's net sales. Two customers represented approximately 20% and 14%, respectively, of the Company's net sales during the year ended September 30, 1998, and one customer represented approximately 15% of the Company's net sales for the year ended September 30, 1997.

TransDigm has strong customer relationships with virtually all important large commercial transport, general aviation and military OEMs. The demand for TransDigm's aftermarket parts and services is related to TransDigm's extensive installed base and to revenue passenger miles and, to a lesser extent, to airline profitability and the size and age of the worldwide aircraft fleet. Some of TransDigm's business is executed under long-term agreements with customers, which encompass many products under a common agreement. TransDigm is also a leading supplier of components used on United States' designed military aircraft. TransDigm's products are used on a variety of fighter aircraft and helicopters. Military aircraft using TransDigm's products include the Lockheed F-15 and F-16, the E2C (Hawkeye) and Blackhawk and Apache helicopters.

COMPETITION

TransDigm competes with a number of established companies, including divisions of larger companies that have significantly greater financial, technological and marketing resources than TransDigm. The niche markets within the aerospace industry served by TransDigm are relatively fragmented with several competitors for each of the products and services provided by AdelWiggins, AeroControlex and Marathon. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. TransDigm knows of no single competitor, however, that provides the same range of products and services as those provided by TransDigm. Competitors in TransDigm's product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. Some of TransDigm's competitors have significantly greater financial, technological and marketing resources than TransDigm. TransDigm believes that its ability to compete depends on high product performance, short lead-time and timely delivery, competitive price, and superior customer service and support. There can be no assurance that TransDigm will be able to compete successfully with respect to these or other factors.

GOVERNMENTAL REGULATION

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe, while the military aircraft component industry is governed by military quality specifications. TransDigm, and the components it manufacturers, are required to be certified by one or more of these entities, and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of TransDigm would be adversely affected. In the future, new and more stringent government regulations may be adopted, or industry oversight may be heightened, which may have an adverse impact on TransDigm.

TransDigm must also satisfy the requirements of its customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and TransDigm currently satisfies or exceeds these maintenance standards in its repair and overhaul services. Several of TransDigm's operating divisions include FAA-approved repair stations.

TransDigm's operations are also subject to a variety of worker and community safety laws. The Occupational Health and Safety Act ("OHSA") mandates general requirements for safe workplaces for all employees. In addition, OHSA provides special procedures and measures for the handling of certain hazardous and toxic substances. TransDigm believes that its operations are in material compliance with OHSA's health and safety requirements.

RAW MATERIALS AND PATENTS

TransDigm requires the use of various raw materials, including titanium, aluminum, nickel powder, nickel screen, stainless steel and cadmium, in its manufacturing processes. The availability and prices of such raw materials may fluctuate and price increases in these supplies may not be able to be recovered. TransDigm also purchases a variety of manufactured component parts from various suppliers. TransDigm is concentrating its orders, however, among fewer suppliers in order to strengthen its supplier relationships. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in TransDigm's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs.

TransDigm has various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which TransDigm believes, in the aggregate but not individually, are important to its business.

ENVIRONMENTAL MATTERS

TransDigm's operations and current and/or former facilities are subject to federal, state and local environmental laws and to regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials and pollutants, govern response actions to hazardous materials which may be or have been released to the environment, and require TransDigm to obtain and maintain permits in connection with its operations. The extensive regulatory framework imposes significant compliance burdens and risks on TransDigm. Although management believes that TransDigm's operations and its facilities are in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of TransDigm's operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. According to some environmental laws, a current or previous owner or operator of real property may be liable for the costs of investigations, removal or remediation of hazardous materials at such property. Those laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange, or are deemed to have arranged, for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities, and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance. Although those environmental costs have not been material in the past and are not expected to be material in the future, there can be no assurance that changes in environmental laws or unexpected investigations and clean-up costs will not be material. TransDigm does not currently contemplate material capital expenditures for environmental compliance remediation for fiscal 2000 or fiscal 2001.

The soil and groundwater beneath TransDigm's facility in Waco, Texas have been impacted by releases of hazardous materials. Because the majority of the contaminants identified to date are presently below action levels prescribed by the Texas Natural Resources Conservation Commission, TransDigm does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material capital expenditures; however, there can be no assurance that additional contamination will not be discovered or that the remediation required by the Texas Natural Resources Conservation Commission will not be material to the financial condition, results of operations or cash flows of TransDigm.

EMPLOYEES

As of September 30, 1999, TransDigm had approximately 750 full-time employees and 37 temporary employees. Approximately 6% of TransDigm employees were represented by the United Steelworkers Union, and approximately 13% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Collective bargaining agreements between TransDigm and these labor unions expire on April 2002 and November 2000, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

ITEM 2.  PROPERTIES

TransDigm owns and operates a 130,000 square foot facility in Los Angeles, California, a 63,000 square foot facility in Cleveland, Ohio and a 219,000 square foot facility in Waco, Texas. In addition, TransDigm leases and operates a 100,000 square foot facility in Fullerton, California and approximately 17,000 square feet in Richmond Heights, Ohio, which is also TransDigm's headquarters. TransDigm also leases certain of its other facilities. Management believes that its machinery, plants and offices are in satisfactory operating condition and will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

During the ordinary course of business, TransDigm is from time to time threatened with, or may become a party to, legal actions and other proceedings. While TransDigm is currently involved in some legal proceedings, management believes the results of these proceedings will not have a material effect on the results of operations of TransDigm, in part due to indemnification arrangements. TransDigm believes that its potential exposure to those legal actions is adequately covered by its aviation product and general liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

There is no established public market for the common stock of Holdings.

HOLDERS

As of September 30, 1999, there were 29 record holders of Holdings' common stock. Holdings is the sole shareholder of TransDigm's common stock.

DIVIDENDS

There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings' ability to pay dividends and TransDigm's ability to transfer funds to Holdings in Note 9 to our consolidated financial statements appearing elsewhere in this Report.


ITEM 6.     SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF TRANSDIGM HOLDING
COMPANY

The following table sets forth selected historical consolidated financial and other data of Holdings for each of the fiscal years ended September 30,1995 through 1999 which have been derived from Holdings' audited consolidated financial statements for those years. The selected historical consolidated financial and other data for the fiscal year ended September 30, 1995 has been adjusted to give retroactive effect to the change in accounting for put warrants described in Note 17 to the consolidated financial statements of Holdings as of and for the years ended September 30, 1998, 1997 and 1996 included with Amendment No. 3 of the Company's Form S-4 filed with the Commission on April 23, 1999.

The Company acquired Marathon Power Technologies Company on August 8, 1997 and ZMP, Inc. and its wholly-owned subsidiary, Adams Rite Aerospace, on April 23,1999. Both of the acquisitions were accounted for as a purchase. The results of operations of Marathon, ZMP and Adams Rite Aerospace are included in Holdings' consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------
                                            1995        1996        1997        1998         1999
                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales                                  $57,095     $62,897     $78,159     $110,868     $130,818
Gross profit                                17,029      21,023      28,856       51,473       60,867
Selling and administrative                   6,167       6,459       7,561       10,473       13,620
Amortization of intangibles                  4,002       3,838       2,089        2,438        2,063
Research and development                     1,058         836       1,116        1,724        2,139
Merger expenses                                -           -           -            -         40,012
                                           -------     -------     -------     --------     --------

Operating income(1)                          5,802       9,890      18,090       36,838        3,033
Interest expense, net(2)                     5,193       4,510       3,463        3,175       22,722
Warrant put value adjustment                   736       2,160       4,800        6,540          -
                                           -------     -------     -------     --------     --------

Pre-tax income (loss)                         (127)      3,220       9,827       27,123      (19,689)
Provision (benefit) for income taxes           134       2,045       5,193       12,986       (2,772)
                                           -------     -------     -------     --------     --------

Income (loss) before extraordinary item       (261)      1,175       4,634       14,137      (16,917)
Extraordinary item                              -          -        (1,462)         -            -
                                           -------     -------     -------     --------     --------

Net income (loss)                          $  (261)    $ 1,175     $ 3,172     $ 14,137     $(16,917)
                                           =======     =======     =======     ========     ========

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------
                                            1995        1996        1997        1998         1999
                                                           (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
 Operating activities                      $ 3,972     $18,695     $17,468     $ 23,455     $(16,219)
 Investing activities                          702      (2,494)    (43,160)      (4,295)      44,599
 Financing activities                       (4,560)    (13,475)     28,153       (5,071)      44,061
EBITDA(3)                                   13,168      17,213      23,856       43,305        9,407
EBITDA, As Defined(4)                       13,168      17,213      24,522       43,547       50,562
EBITDA, As Defined, margin                    23.1%       27.4%       31.4%        39.3%        38.7%
Depreciation and amortization               $7,366      $7,323      $5,766       $6,467       $6,374
Capital expenditures                         1,702       2,494       2,285        5,061        3,043
Ratio of earnings to fixed charges(5)                      1.7x        3.7x         9.0x
Ratio of EBITDA, As Defined,
 to interest expense                           2.5x        3.8x        7.1x        13.7x         2.2x
Ratio of total debt to EBITDA,
 As Defined                                    2.4x        1.1x        2.0x         1.0x         5.3x

BALANCE SHEET DATA (AT END OF PERIOD):
Working Capital                            $17,730     $16,300      $16,520      $16,654     $35,531
Total assets                                65,758      57,666      101,969      115,785     164,417
Long-term debt, including
 current portion                            32,074      19,124       50,000       45,000     266,557
Total stockholders' equity (deficiency)     19,285      19,670       22,613       36,427    (127,622)

--------------------

(1) Operating income includes the effect of a non-cash charge of $666 in fiscal 1997 and $242 in fiscal 1998 due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon and a non-cash charge of $1,143 in fiscal 1999 due to a purchase accounting adjustment to inventory associated with the acquisition of Adams Rite Aerospace.

(2) All of the interest expense reported for fiscal 1995 through 1998 represents interest expense of TransDigm. Holdings had no interest expense prior to the Recapitalization discussed in Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report. After the Recapitalization, Holdings incurred $2 million of interest expense during fiscal 1999 relating to the Holdings PIK Notes. Holdings has no other interest expense. TransDigm is not an obligor or a guarantor under the Holdings PIK Notes.

(3) EBITDA represents earnings before interest, taxes, depreciation, amortization, warrant put value adjustment and extraordinary items. EBITDA is presented because management believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in Holdings' industry. However, other companies in Holdings' industry may calculate EBITDA differently than Holdings does. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or an alternative to net income as indicators of Holdings' operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See Holdings' consolidated statements of cash flows included in Holdings' consolidated financial statements included elsewhere in this Report.

(4)      EBITDA, As Defined, is calculated as follows:

                                        1995      1996       1997       1998    1999
         EBITDA                       $13,168   $17,213    $23,856    $43,305  $ 9,407
         Adjustments:
          Merger Expenses                 --        --         --         --    40,012
          Inventory Purchase Accounting
           Adjustments                    --        --         666        242    1,143
                                      -------   -------    -------    -------  -------
         EBITDA, As defined           $13,168   $17,213    $24,522    $43,547  $50,562
                                      =======   =======    =======    =======  =======

         EBITDA, As Defined, is presented herein to provide additional information with respect to the ability of Holdings to satisfy its debt service, capital expenditure and working capital requirements and because certain types of covenants in TransDigm's and Holdings' borrowing arrangements are tied to similar measures. While EBITDA-based measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

(5) For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges by $127 and $19,689 for fiscal 1995 and fiscal 1999, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $40 million ($29 million after tax) was recorded during the year ended September 30, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new Senior Credit Facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

On April 23, 1999, the Company acquired ZMP, the corporate parent of Adams Rite Aerospace, under the terms of an agreement and plan of reorganization, dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded through $36 million of additional borrowings under the Company's Senior Credit Facility and the use of $5 million of the Company's cash balances. Adams Rite Aerospace is a well established supplier of highly engineered aircraft components that will complement the businesses of AdelWiggins, AeroControlex and Marathon. Through the acquisition of ZMP, the Company acquired four additional major product lines of Adams Rite Aerospace consisting of mechanical hardware, fluid control products, electromechanical control products and oxygen system related products. On an historical basis, Adams Rite Aerospace has realized a lower gross profit as a percentage of net sales than that achieved by the Company. Although management has taken steps to increase the profitability of Adams Rite Aerospace's business over the longer term, consolidation of the financial results of Adams Rite Aerospace with those of the Company has resulted in a lower profit margin for the Company as a whole, at least in the near term.

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


                                                            YEARS ENDED
                                               -----------------------------------------
                                               SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                   1997        1998          1999

Net sales                                          100 %       100 %         100 %
                                                   ---         ---           ---
Gross profit                                        37          46            47
Selling and administrative                          10           9            10
Amortization of intangibles                          3           2             2
Research and development                             1           2             2
Merger expenses                                     --          --            31
                                                   ---         ---           ---
Operating income                                    23          33             2
Interest expense - net                               4           2            17
Warrant put value adjustment                         6           6            --
Provision (benefit) for income taxes                 7          12            (2)
Extraordinary item                                   2          --            --
                                                   ---         ---           ---
Net income (loss)                                    4%         13 %         (13)%
                                                   ===         ===           ===


CHANGES IN RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1998.

- NET SALES. Net sales increased by $19.9 million, or 17.9%, to $130.8 million for the year ended September 30, 1999 from $110.9 million for the year ended September 30, 1998, principally due to the acquisition of ZMP and growth in new business programs.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $9.4 million, or 18.3%, to $60.9 million for the year ended September 30, 1999 from $51.5 million for the year ended September 30, 1998. Approximately $4.8 million of this increase is attributable to the acquisition of ZMP and the remaining $4.6 million resulted from improved profitability in the core businesses derived from new business and productivity efforts. The $4.8 million of ZMP gross profits recorded during the year ended September 30, 1999 are net of a $1.1 million charge relating to the write-up of Adams Rite Aerospace's inventory in place at the time of the acquisition. Gross profit as a percentage of net sales was 47% for the year ended September 30, 1999 and 46% for the year ended September 30, 1998.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $3.1 million, or 29.5%, to $13.6 million for the year ended September 30, 1999 from $10.5 million for the year ended September 30, 1998. This increase principally resulted from the acquisition of ZMP discussed previously and additional new business initiatives. Selling and administrative expenses as a percentage of net sales increased slightly from 9% for the year ended September 30, 1998 to 10% for the year ended September 30, 1999.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.3 million, or 12.5%, to $2.1 million for the year ended September 30, 1999 from $2.4 million for the year ended September 30, 1998 due to the amortization of intangible assets recognized in connection with the acquisition of ZMP.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.4 million, or 24%, to $2.1 million for the year ended September 30, 1999 from $1.7 million for the year ended September 30, 1998. This increase was primarily attributable to continued new product development. Research and development expense, as a percentage of net sales, was 2% for the years ended September 30, 1998 and September 30, 1999.

- MERGER EXPENSES. Merger costs totaling $40 million were incurred during fiscal 1999 in connection with the Merger and Recapitalization (see
         Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report). The nature of the merger-related charges is detailed below:




                                                                   (IN THOUSANDS)

Compensation expense on stock options                              $   19,437
Management bonuses                                                      6,450
Termination of financial advisory services agreement                    5,850
Professional fees and expenses                                          7,201
Write-off of deferred financing costs                                     552
Other                                                                     522
                                                                    ---------
                                                                    $  40,012
                                                                    =========


- OPERATING INCOME. Operating income decreased from $36.8 million for the year ended September 30, 1998 to $3.0 million for the year ended September 30, 1999. Operating income decreased by $33.8 million, or 92%. This decrease was primarily attributable to the Merger and Recapitalization. As a percentage of net sales, operating income declined from 33% for the year ended September 30, 1998 to 2% for the year ended September 30, 1999.

- INTEREST EXPENSE. Interest expense increased by $19.5 million to $22.7 million for the year ended September 30, 1999 from $3.2 million for the year ended September 30, 1998 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

-        INCOME TAXES. Income tax expense (benefit) as a percentage of income
         (loss) before income taxes and the non-deductible warrant put value adjustment was (14%) for fiscal 1999 and 38.6% for fiscal 1998. The tax benefit recorded for fiscal 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization

- NET INCOME (LOSS). The Company incurred a net loss of $16.9 million for the year ended September 30, 1999 compared to net income of $14.1 million for the year ended September 30, 1998 primarily as a result of the factors referred to above.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1997.

- NET SALES. Net sales increased by $32.8 million, or 42%, to $110.9 million for fiscal 1998 from $78.1 million for fiscal 1997. Approximately $19.5 million of this increase was attributable to the acquisition of Marathon on August 8, 1997. New business initiatives along with continued strength in airline traffic and airline capital spending resulted in a $7.4 million increase in aftermarket sales, principally for large commercial transport aircraft, and a $5.9 million increase in sales to OEMs.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $22.6 million, or 78.2%, to $51.5 million for fiscal 1998 from $28.9 million for fiscal 1997. Approximately $9.5 million of this increase was attributable to the acquisition of Marathon, including a $0.4 million reduction in the charge to Marathon's cost of sales resulting from the write-up of Marathon's inventory in place at the time of the acquisition. In addition, the higher sales discussed above resulted in $7.8 million of additional gross profit from aftermarket sales, principally for large commercial transport aircraft, and $5.3 million from sales to OEMs. Gross profit increased as a percentage of net sales from 36.9% in the 1997 period to 46.4% in fiscal 1998. Approximately 3.8% of this increase was attributable to the acquisition of Marathon and the remainder was due to the higher sales discussed above.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $2.9 million, or 38.2%, to $10.5 million for fiscal 1998 from $7.6 million for fiscal 1997. This increase was primarily attributable to the Marathon acquisition partially offset by reduction in bad debt and environmental expenses of $0.3 million each. Selling and administrative expenses as a percentage of net sales remained relatively constant at 9.7% in fiscal 1997 and 9.4% in fiscal 1998.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.3 million, or 14.3%, to $2.4 million for fiscal 1998 from $2.1 million for fiscal 1997. The increase in the amortization of intangibles resulted from $0.5 million of additional goodwill amortization relating to the acquisition of Marathon offset by a $0.2 million reduction in the amortization of other intangible assets which became fully amortized in fiscal 1997.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $0.6 million, or 54.5% to $1.7 million for fiscal 1998 from $1.1 million for fiscal 1997. This increase was primarily attributable to the acquisition of Marathon. Research and development expense as a percentage of net sales remained relatively constant at 1.4% in fiscal 1997 and 1.6% in fiscal 1998.

- OPERATING INCOME. Operating income increased by $18.7 million, or 103.3%, to $36.8 million for fiscal 1998 from $18.1 million for fiscal 1997. Approximately $4.6 million of this increase was attributable to the acquisition of Marathon and the remainder to the other increases in gross profit discussed above. As a percentage of revenues, operating income increased to 33.2% in fiscal 1998 from 23.1% in fiscal 1997.

- INTEREST EXPENSE. Interest expense for fiscal 1998 approximated the amount for fiscal 1997 at $3.2 million and $3.5 million, respectively. The $2.1 increase in interest expense resulting from the additional borrowings made in connection with the acquisition of Marathon was more than offset by a $2.4 decrease in interest expense caused by the refinancing of TransDigm's subordinated notes and a general decline in interest rates.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes and the non-deductible warrant put value adjustment increased to 38.6% in fiscal 1998 from 35.5% in fiscal 1997. The increase in the effective rate resulted from higher non-deductible expenses, including the amortization of goodwill recognized in connection with the Marathon acquisition.

- NET INCOME. Net income increased by $10.9 million, or 340.6%, to $14.1 million for fiscal 1998 from $3.2 million for fiscal 1997 primarily as a result of the factors referred to above and an extraordinary loss in 1997 of $l.5 million partially offset by a $1.7 million increase in the warrant put value adjustment during fiscal 1998.

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the years ended September 30, 1999 and September 30, 1998 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $16.2 million of cash in operating activities during the year ended September 30, 1999 compared to approximately $23.5 million generated during the year ended September 30, 1998. Such decrease in operating cash flows is due to the one-time merger expenses of $40 million, partially offset by improved operating results.

Cash used in investing activities was approximately $44.6 million during the year ended September 30, 1999 compared to approximately $4.3 million used during the year ended September 30, 1998. The change in investing cash flows is primarily due to the use of $41.6 million of cash for the acquisition of Adams Rite Aerospace, a $2.0 million decrease in capital expenditures during fiscal 1999 and a post-closing purchase price adjustment of approximately $.8 million received during the first quarter of fiscal 1998 as a result of the acquisition of Marathon.

Cash provided by financing activities during the year ended September 30, 1999 was approximately $44.1 million compared to approximately $5.1 million used during the year ended September 30, 1998. This change in financing cash flows was due to the incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

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

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $3 million and $5.1 million during fiscal 1999 and 1998, respectively.

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

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, including the subordinated notes, or to fund planned capital expenditures and research and development, will depend on its future performance, which, to a certain extent,is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the credit facility, will be adequate to meet the Company's future liquidity needs for at least the next few years. The Company may, however, need to refinance all or a portion of the principal of the subordinated notes at or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations and that anticipated revenue growth and operating improvements will be sufficient to enable the Company to service its indebtedness, including the subordinated notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report financial and descriptive information about their reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company adopted this standard during fiscal 1999. The adoption of this statement did not change the Company's segment reporting. The Company continues to report its operations as one segment.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement requires an enterprise to disclose certain information about its pension and postretirement benefits, including a reconciliation of beginning and ending balances of the benefit obligation, the funded status of the plans, and the amount of net periodic benefit cost recognized. The Company adopted this standard for its fiscal 1999 year-end financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001. While management has not completed its analysis of this new accounting standard, its adoption is not expected to have a material effect on the Company's financial statements.

IMPACT OF YEAR 2000 ISSUE

The Company has completed a review of its information technology systems and a review of its embedded systems at all operating locations in order to assess its exposure to year 2000 issues. These reviews, including testing and verification, have been completed internally. The Company purchased all of its computer software (including embedded systems) from third party vendors and is relying on those vendors to make their software year 2000 compliant. Except for the vendor of its e-mail system, those vendors have provided the Company with third party certifications that the Company's systems are year 2000 compliant.

The Company has distributed questionnaires to assess the year 2000 compliance of its suppliers and customers, including various agencies of the United States government. The Company has received confirmation from material suppliers and customers that they are year 2000 compliant.

In the event that year 2000 problems arise within the Company or that its suppliers or customers, including various agencies of the United States government, do not successfully and timely achieve year 2000 compliance, the result may be a delay in the receipt of orders and collection of payments, leading to a temporary loss of revenue. The Company has incurred approximately $405,000 in costs associated with year 2000 compliance and does not expect to incur any significant, additional costs in the future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's outstanding indebtedness at September 30, 1998 was repaid in connection with the Merger and Recapitalization. At September 30, 1999, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $119.6 million of borrowings outstanding under the credit facility at September 30, 1999 was 8.8%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on September 30, 1999 by approximately $6 million.

Also outstanding at September 30, 1999 was $125 million of Company indebtedness in the form of subordinated notes and $22 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. The fair value of the Company's Senior Subordinated Notes approximated $117.5 million at September 30, 1999 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party and are not publicly traded. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings by $13.2 million and $2.4 million, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the year ended September 30, 1999 was $2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning the directors and executive officers of Holdings and the directors and executive officers of the Company as of September 30, 1999:

       NAME            AGE                 POSITION

Douglas W. Peacock     60    Chairman of the Board of Directors and Chief
                              Executive Officer
W. Nicholas Howley     47    President, Chief Operating Officer and Director
Robert S. Henderson    43    President, AdelWiggins Group
Raymond F. Laubenthal  38    President, AeroControlex Group
John F. Leary          52    President, Adams Rite Aerospace, Inc.
Albert J. Rodriguez    39    President, Marathon Power Technologies Company
Peter B. Radekevich    47    Chief Financial Officer
Stephen Berger         60    Director
Muzzafar Mirza         41    Director
William Hopkins        36    Director
Thomas R. Wall, IV     41    Director
John W. Paxton         63    Director




Mr. Peacock has been Chairman of the Board of Directors and Chief Executive Officer of TransDigm since its inception in September 1993. He is also a director of Microporous Products, L.P. Prior to joining TransDigm, Mr. Peacock spent six years with IMO Industries Inc. as Executive Vice President of IMO's Instruments and Aerocomponents Group from 1991-1993, Executive Vice President of Power Systems from 1989-1991, and managed IMO's turbomachinery business from 1987-1989. Prior to joining IMO, Mr. Peacock spent 15 years in various managerial positions at Westinghouse Electric Corp. Mr. Peacock received a B.S. degree in chemical engineering from Washington State University and a Ph.D. in physical chemistry from the University of Illinois. Mr. Peacock holds an Airline Transport Pilot Rating and routinely commands flights in TransDigm's corporate aircraft.

Mr. Howley has been a Director of Holdings and President, Chief Operating Officer and Director of TransDigm since the consummation of the Recapitalization. Mr. Howley is also a Director of Nomad Logistic, Inc. Mr. Howley served as Executive Vice President of TransDigm and President of the AeroControlex Group from TransDigm's inception in September 1993 to the date of the consummation of the Recapitalization. Prior to joining TransDigm, Mr. Howley served as General Manager of IMO Industries Inc. Aeroproducts Division, and Director of Finance for the 15 divisions of IMO's Turbomachinery, Aerospace, and Power Transmission groups. Prior to joining IMO, he held various executive positions at Lansdowne Steel/Lansco Corp., a manufacturer of defense and oil drilling products, and the Engineering and Construction Group of Raytheon Co. Mr. Howley received his B.S. in engineering from Drexel University and an MBA from the Harvard University Graduate School of Business.

Mr. Henderson became President of the AdelWiggins Group in September 1999. He previously had served as President of Marathon Power Technologies Company since April 1997. From November 1994 until April 1997, be served as Manager of Operations for the AdelWiggins Group. Prom 1991 until 1994, Mr. Henderson served as Operations Manager at RainBird Sprinkler. Mr. Henderson received his B.A. in mathematics from Brown University and attended the Harvard University Graduate School of Business.

Mr. Laubenthal has been President of AeroControlex Group since November 1998. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group and had prior extensive experience in manufacturing and engineering at Parker Hannifin Corporation and Textron. From October 1993 to December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Mr. Laubenthal received a B.S. degree in mechanical engineering from Case Western Reserve University and an MBA from Northern Illinois University.

Mr. Leary has been President of Adams Rite Aerospace, Inc. since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company. Prom 1991 to 1995, Mr. Leary was the Plant Manager of Emerson Electric, Chromalox Division. Mr. Leary received his BS in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. Rodriguez has been President of Marathon Power Technologies Company since September 1999. From January 1998 until September 1999, Mr. Rodriguez served as Director of Commercial Operations for the AeroControlex Group. From 1993 to 1997, Mr. Rodriguez served as Director of Sales and Marketing for the AeroControlex Group. Mr. Rodriguez has prior experience with IMO Industries, Esterline, as well as Kaiser Electro Precision. Mr. Rodriguez received his Bachelor of Engineering with a concentration in Chemical Engineering from Stevens Institute of Technology.

Mr. Radekevich has been Chief Financial Officer of TransDigm since TransDigm's inception in September 1993. He served as Vice Chairman and Chief Financial Officer of RDK Capital from 1990 to 1993. Prior to joining RDK Capital, Mr. Radekevich spent 16 years with General Electric in various executive and managerial positions in the field of operations, distribution and finance. Mr. Radekevich holds a Bachelor of Administration degree from Case Western Reserve University.

Mr. Berger has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. He is also currently serving as Chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP. From 1990 to 1993, Mr. Berger served as Chairman and CEO of FGIC, a wholly-owned subsidiary of GE Capital Corp., and subsequently became Executive Vice President of GE Capital Corp. Prom 1985 to 1990, Mr. Berger was Executive Director of the Port Authority of New York and New Jersey. Mr. Berger presently serves as a member of the Board of Trustees of Brandeis University.

Mr. Mirza has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Mirza is also currently a member of Odyssey Investment Partners, LLC and has been a principal in the private equity investing group of Odyssey Partners, LP since 1993. From 1988 to 1993, Mr. Mirza was employed by the merchant banking group of GE Capital Corp.

Mr. Hopkins has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Hopkins is also currently a member of Odyssey Investment Partners, LLC and has been a principal in the private equity investing group of Odyssey Partners, LP since 1994. Prior to joining Odyssey, Mr. Hopkins was a member of the merchant banking group of GE Capital Corp.

Mr. Wall has served as a Director of Holdings and TransDigm since their inception in 1993. Mr. Wall joined Kelso & Company in 1983 and has served as a Managing Director of Kelso & Company since 1990. Mr. Wall presently serves as a member of the Board of Directors of AMF Bowling, Inc., Citation Corporation, Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company Mosler Inc., Peebles, Inc., and 21st Century Newspapers, Inc.

Mr. Paxton has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Paxton is also currently chairman of Odyssey Industrial Technologies, LLC, which is a joint venture with Odyssey Investment Partners, LLC, and Chairman of the Board, President and Chief Executive Officer of Telxon Corporation. Prior to joining TransDigm as a Director, Mr. Paxton was a member of the Board of Directors of Paxar Corporation ("Paxar") and President of Paxar's Printing Solution Group from October 1997 to the calendar year end 1998. Mr. Paxton served as President and Chief Executive Officer of Monarch Marking Systems from October 1995 to October 1997. Prior to joining Monarch Marking Systems, Mr. Paxton joined Litton Industries ("Litton") as a Corporate Vice President in 1991 when Litton acquired Intermec Corporation. During his years at Litton, Mr. Paxton had responsibility for the Industrial Automation Group. He became Corporate Executive Vice President and Chief Operating Officer of the Industrial Automation Systems Group of Western Atlas, Inc. when Western Atlas, Inc. was spun off by Litton in March 1994. Mr. Paxton presently serves as a member of the Board of Directors of AIM, National Association of Manufacturers, World Economic Forum and Telxon Corporation.

BOARD COMMITTEES

Holdings' Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee, which is comprised of Messrs. Berger, Mirza and Hopkins, establishes salaries, incentives and other forms of compensation for executive officers and administers incentive compensation and benefit plans provided for employees. The Audit Committee, which is comprised of Messrs. Wall, Mirza and Hopkins, reviews Holdings' and TransDigm's audit policies and oversees the engagement of Holdings' and TransDigm's independent auditors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during fiscal 1999, 1998 and 1997 to the Chief Executive Officer of TransDigm and each of the four other most highly paid executive officers of TransDigm (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE



                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                              ---------------
                                                                                   AWARDS
                                                                              ---------------
                                                    ANNUAL COMPENSATION          SECURITIES
                                             --------------------------------    UNDERLYING
       NAME AND                     FISCAL                           OTHER ANNUAL  OPTIONS/   ALL OTHER
  PRINCIPAL POSITION                YEAR     SALARY       BONUS(1)  COMPENSATION(2)  SARS     COMPENSATION
Douglas W. Peacock,                 1999    $323,750     $ 225,000                  4,500     $ 19,659 (3)
 Chairman of the Board              1998     305,000     2,857,500                    --        23,518
  and CEO                           1997     290,000       220,000                  3,097       20,400

W. Nicholas Howley,                 1999     215,000       130,000                  4,500       10,896 (4)
 President, Chief Operating         1998     185,000     2,080,000                    --        14,446
 Officer and Director               1997     175,000       125,000                  1,900       13,316

Raymond F. Laubenthal,              1999     117,500        35,200                    700        7,551 (5)
 President of AeroControlex         1998      93,750       232,500                    --         6,128
 Group                              1997      87,500        29,600                    300        5,925

Robert S. Henderson,                1999     137,469        60,000                    700        9,744 (6)
 President of AdelWiggins           1998     125,000       450,000                    --        10,663
 Group                              1997     109,000        45,900                    200        6,192

Peter B. Radekevich,                1999     118,250        50,000                    575        8,558 (7)
 Chief Financial                    1998     113,000       196,250                    --         8,326
 Officer                            1997     108,000        40,000                    200        7,434


----------------------

(1) Bonus for fiscal year 1998 includes a one-time bonus paid by TransDigm in connection with the Recapitalization.

(2) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives.

(3) Includes $9,600 in contributions by TransDigm, as projected to calendar year end 1999, to a plan established under Section 401(k) of the Internal Revenue Code (the "401(k) plan") and $10,059 of Company-paid life insurance.

(4) Includes $9,600 in contributions by TransDigm, as projected to calendar year end 1999, to the 401(k) plan and $1,296 in Company-paid life insurance.

(5) Includes $7,200 in contributions by TransDigm, as projected to calendar year end 1999, to the 401(k) plan and $351 in Company-paid life insurance.

(6) Includes $9,300 in contributions by TransDigm, as projected to calendar year end 1999, to the 401(k) plan and $444 in Company-paid life insurance.

(7) Includes $8,000 in contributions by TransDigm, as projected to calendar year end 1999, to the 401(k) plan and $558 in Company-paid life insurance.

                        AGGREGATED OPTION/SAR EXERCISES
           IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                               NUMBER OF                 VALUE OF
                                              SHARES                       SHARES UNDERLYING         UNEXERCISED IN-
                                             ACQUIRED                         UNEXERCISED               THE MONEY
                                   EXERCISE     ON         VALUE            OPTIONS/SAR AT            OPTIONS/SARs AT
              NAME                  PRICE    EXERCISE    REALIZED           FISCAL YEAR-END           FISCAL YEAR-END
Douglas W. Peacock,                 $  100    10,408      $9,804,597    Exercisable     2,992     Exercisable       $2,812,480
  Chairman of the Board and                                             Unexercisable     -       Unexercisable             -
  Chief Executive Officer              335       -               -      Exercisable     3,097     Exercisable        2,183,385
                                                                        Unexercisable     -       Unexercisable            -
                                     1,040       -               -      Exercisable       900     Exercisable              -
                                                                        Unexercisable   3,600     Unexercisable            -

W. Nicholas Howley,                    100     6,160       5,802,874    Exercisable     3,890     Exercisable        3,656,600
  President, Chief Operating                                            Unexercisable     -       Unexercisable            -
  Officer and Director                 335       -               -      Exercisable     1,900     Exercisable        1,339,500
                                                                        Unexercisable     -       Unexercisable            -
                                     1,040       -               -      Exercisable       900     Exercisable              -
                                                                        Unexercisable   3,600     Unexercisable            -

Raymond F. Laubenthal,                 100       320         301,440    Exercisable        80     Exercisable           75,200
  President of AeroControlex                                            Unexercisable      -      Unexercisable            -
  Group                                200       -               -      Exercisable       400     Exercisable          336,000
                                                                        Unexercisable      -      Unexercisable            -
                                       335       -               -      Exercisable       300     Exercisable          211,500
                                                                        Unexercisable      -      Unexercisable            -
                                     1,040       -               -      Exercisable        -      Exercisable              -
                                                                        Unexercisable     700     Unexercisable            -

Robert S. Henderson,                   154       228         202,470    Exercisable       172     Exercisable          152,392
  President of AdelWiggins                                              Unexercisable     -       Unexercisable            -
  Group                                200       -               -      Exercisable       400     Exercisable          336,000
                                                                        Unexercisable     -       Unexercisable            -
                                       335       -               -      Exercisable       200     Exercisable          141,000
                                                                        Unexercisable     -       Unexercisable            -
                                     1,040       -               -      Exercisable       -       Exercisable              -
                                                                        Unexercisable     700     Unexercisable            -

Peter B. Radekevich,                   100       800         753,600    Exercisable       -       Exercisable              -
  Chief Financial Officer                                               Unexercisable     -       Unexercisable            -
                                       200        32          26,944    Exercisable       368     Exercisable          309,120
                                                                        Unexercisable     -       Unexercisable            -
                                       335        -              -      Exercisable       200     Exercisable          141,000
                                                                        Unexercisable     -       Unexercisable            -
                                      1,040       -              -      Exercisable       -       Exercisable              -
                                                                        Unexercisable     575     Unexercisable            -

MANAGEMENT STOCKHOLDERS AGREEMENT

Together with the consummation of the Recapitalization, Holdings, Odyssey and the employee stockholders of Holdings, including the Named Executive Officers (the "Management Stockholders") entered into a Management Stockholders' Agreement (the "Management Stockholders' Agreement") which governs the shares of common stock of Holdings (the "Common Stock") and options to purchase Common Stock, in each case, retained by such persons after the Recapitalization and any new options and shares acquired thereafter, including the exercise of options. See "Executive Compensation-Stock Option Plan."

The Management Stockholders' Agreement provides that, except for certain transfers to family members and family trusts, no Management Stockholder may transfer Common Stock until the fifth anniversary of the Recapitalization, and thereafter, any proposed transfer will be subject to Holdings' right of first refusal.

The Management Stockholders' Agreement also provides that upon termination of the employment of a Management Stockholder, that Management Stockholder will have certain put rights and Holdings will have certain call rights regarding any Common Stock or any options to purchase Common Stock, in each case, owned by him at that time.

Upon Mr. Peacock's cessation of active service as Chief Executive Officer on or after the third anniversary of the Recapitalization, if TransDigm has achieved specified financial targets, he may require Holdings to repurchase up to 80% of his Common Stock during the period, if any, for which he is serving as non-executive Chairman of the Board. See "Executive Compensation-Employment Agreements." Mr. Peacock may thereafter require repurchase of the remaining 20% of his Common Stock on or after the fifth anniversary of the Recapitalization or his later termination of services to Holdings. Holdings will be permitted to honor its obligation to Mr. Peacock by issuing notes under certain circumstances.

If the provisions of any law, the terms of credit and financing arrangements or Holdings' financial circumstances would prevent Holdings from making a repurchase of shares pursuant to the Management Stockholders' Agreement, Holdings will not make such purchase until all such prohibitions lapse, and will then also pay the Management Stockholder a specified rate of interest on the repurchase price.

The Management Stockholders' Agreement further provides that, in the event of certain types of transfers of Common Stock by Odyssey, the Management Stockholders may participate in those transfers and/or Odyssey may require the Management Stockholders to transfer their shares in those transactions, in each case, on a pro rata basis.

Pursuant to the Management Stockholders' Agreement, the Management Stockholders are entitled to participate on a pro rata basis with, and on the same terms as, Odyssey in any future offering of Common Stock. Those participation rights will lapse following a public offering of Common Stock if the Common Stock so offered is then listed on a national exchange or if the public offering includes 50% or more of the outstanding Common Stock that will have been issued following the offering.

EMPLOYMENT AGREEMENTS

In connection with the Recapitalization, Holdings entered into an employment agreement with each of Messrs. Peacock and Howley. Pursuant to the agreement with Mr. Peacock, Mr. Peacock will continue to serve as Chairman of the Board and Chief Executive Officer for a period of at least five years, provided that after three years, Mr. Peacock may elect to continue his service either as Chief Executive Officer or as a non-executive Chairman. It is intended that Mr. Howley will be Mr. Peacock's successor. Pursuant to the agreement with Mr. Howley, Mr. Howley will continue to serve as President and Chief Operating Officer of Holdings for a period of at least five years. Those employment agreements also will provide specified severance benefits in the event of termination of employment under certain circumstances.

Each of those employment agreements provide that in the event the respective executive's employment terminates by reason of death, disability, termination without "cause" or resignation with "good reason" (all as defined in those employment agreements), Holdings will continue payment of base salary, bonus and other perquisites and benefits, in the case of Mr. Howley, for 15 months thereafter and, in the case of Mr. Peacock, for 18 months thereafter or, if terminated prior to the third anniversary of the Recapitalization, until such third anniversary, whichever is longer.

Pursuant to those employment agreements, Messrs. Peacock and Howley will receive annual base salaries no less than $330,000 and $225,000, respectively, in each case, subject to annual increases as determined by the Compensation Committee, and annual cash bonuses based on achievement of performance criteria established by the Board of Directors.

STOCK OPTION PLAN

During fiscal 1999, Holdings adopted the 1998 Stock Option Plan (the "Option Plan"), pursuant to which stock options may be granted to Independent Directors (as defined in the Option Plan), employees and consultants of Holdings, TransDigm and any subsidiary of Holdings or TransDigm (the "Plan Participants"). In addition, the Option Plan governs those options retained pursuant to the Rollover Investment (the "Rollover Options"). A total of 18,990 shares of Common Stock of Holdings were reserved for issuance under the Option Plan and 15,115 of the options were issued during fiscal 1999. The Chief Executive Officer has discretion to select the Plan Participants and to specify the terms of such options, including the number of shares, the exercise price and the vesting and expiration of options, subject to approval by the Compensation Committee.

The Compensation Committee has discretion under the Option Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by, Holdings. In addition, the Board of Directors has the right to amend, suspend or terminate the Option Plan, subject to stockholder approval for certain amendments.

The Rollover Options are fully vested and nonforfeitable. In connection with the Recapitalization, Holdings granted options to certain employees of TransDigm including the Named Executive Officers for the purchase of shares of Common Stock of Holdings (the "New Options"). Such New Options are intended to qualify as "incentive stock options" to the extent permitted under the Internal Revenue Code, and have an exercise price equal to the price per share paid by Odyssey in connection with the Recapitalization. Twenty percent of each of Messrs. Peacock's and Howley's New Options was vested as of the date of grant. Subject to the executive's continued employment with and, in the case of Mr. Peacock, continued service as non-executive Chairman of the Board of the Company, the remaining 80% of his New Options will become exercisable upon the earlier of(1) the Company's achievement of specified financial targets or (2) certain specified dates in the Option Agreement. Furthermore, in the event of a "change of control" (as defined in the Option Agreement), a specified percentage of the New Options may become exercisable based upon the terms of such transaction. The New Options generally will expire 10 years after grant and may expire earlier in the event of the executive's earlier termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Holdings with respect to each beneficial owner of more than 5.0% of the outstanding Common Stock of Holdings and beneficial ownership of the Common Stock of Holdings by each director and named executive officer and all directors and executive officers as a group:

                                                                 COMMON STOCK
                                                              BENEFICIALLY OWNED
                                                    -------------------------------------
         NAME OF BENEFICIAL OWNER                   SHARES                     PERCENTAGE

         Odyssey (as defined in footnote 1)          100,240 (1)                82.7 %
                                                     -------                   -----

         Kelso (as defined in footnote 2)             18,422 (2)                15.2
                                                     -------                   -----

         Stephen Berger                              100,240 (1)(3)             82.7
                                                     -------                   -----

         Robert S. Henderson                             772 (4)                (*)
                                                     -------                   -----

         William Hopkins                             100,240 (1)(5)             82.7
                                                     -------                   -----

         W. Nicholas Howley                            6,690 (6)                 5.5
                                                     -------                   -----

         Raymond F. Laubenthal                           780 (7)                (*)
                                                     -------                   -----

         Muzzafar Mirza                              100,240 (1)(8)             82.7
                                                     -------                   -----

         Douglas W. Peacock                            7,800 (9)                 6.4
                                                     -------                   -----

         Peter B. Radekevich                             568 (10)               (*)
                                                     -------                   -----

         Thomas R. Wall, IV                           18,422 (2)                15.2
                                                     -------                   -----

         All officers and directors as a group
           (12 members)                              135,855 (11)               99.0
                                                     --------                  -----

-----------------------

(*)      Less than 1.0%

(1) Consists of 100,240 shares of common stock owned by Odyssey Investment Partners, LP (the "Fund"), Odyssey Coinvestors, LLC ("Coinvestment"), TD Coinvestment I, LLC ("TD I"), and TD Coinvestment II, LLC ("TD II" and together with the Fund, Coinvestment and TD I, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund and the managing member of each of Coinvestment, TD I and TD II. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, N.Y. 10017. Stephen Berger, Muzzafar Mirza, William Hopkins (directors of Holdings) and Brian Kwait and Paul Barnett are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to such shares deemed to be owned by Odyssey. Each of them disclaims beneficial ownership of such shares.

(2) KIA IV-TD, LLC ("KIA IV-TD") and Kelso Equity Partners II, L.P. ("KEP II") have beneficial ownership of 17,473 and 949 shares, respectively. Due to their common control, KIA IV-TD, Kelso Partners IV, L.P., the managing member of KIA IV-TD ("KP IV" and, together with KIA IV-TD and KEP II, "Kelso"), and KEP II could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. In addition, Mr. Wall, Joseph S. Schuchert, Frank T. Nickell, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares beneficially owned by KIA IV-TD, KP IV and KEP II by virtue of their status as general partners of KP IV, which is the managing member of KIA IV-TD, and as general partners of KEP II, but each disclaims such beneficial ownership. The address of each of KIA IV-TD, KP IV, KEP II and Messrs. Wall, Schuchert, Nickell, Matelich, Goldberg, Wahrhaftig, Bynum and Berney is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(3) Includes 100,240 shares and votes deemed to be beneficially owned by Odyssey (as defined). Mr. Berger is a senior managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Berger may be deemed to share voting and investment power with respect to such shares. Mr. Berger disclaims beneficial ownership of such shares.

(4) Includes 772 shares purchasable within 60 days upon the exercise of options held by Mr. Henderson.

(5) Includes 100,240 shares and votes deemed to be beneficially owned by Odyssey. Mr. Hopkins is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Hopkins may be deemed to share voting and investment power with respect to such shares. Mr. Hopkins disclaims beneficial ownership of such shares.

(6) Includes 6,690 shares purchasable within 60 days upon the exercise of options held by Mr. Howley.

(7) Includes 780 shares purchasable within 60 days upon the exercise of options held by Mr. Laubenthal.

(8) Includes 100,240 shares and votes deemed to be beneficially owned by Odyssey. Mr. Mirza is a managing member of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC. As a result, Mr. Mirza may be deemed to share voting and investment power with respect to such shares. Mr. Mirza disclaims beneficial ownership of such shares.

(9) Includes 6,989 shares purchasable within 60 days upon the exercise of options held by Mr. Peacock and 811 shares and votes owned by TD Equity LLC, of which Mr. Peacock is the managing member. Mr. Peacock disclaims ownership of the 811 shares and votes owned by TD Equity LLC.

(10) Includes 568 shares purchasable within 60 days upon the exercise of options held by Mr. Radekevich.

(11) As described in footnotes (1), (3), (5) and (8), Messrs. Berger, Hopkins and Mirza may each be deemed to share investment and voting power with respect to 100,240 shares deemed to be beneficially owned by the General Partner of Odyssey, Mr. Wall may be deemed to share investment and voting power with respect to 18,422 shares owned by Kelso and Mr. Peacock may be deemed to share investment and voting power with respect to 811 shares owned by TD Equity LLC. Each of Messrs. Berger, Hopkins, Mirza, Wall and Peacock disclaims ownership of such shares. Excluding such shares, all officers and directors as a group beneficially own 16,382 shares, or 13.5%, which are purchasable within 60 days upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX ALLOCATION AGREEMENT

TransDigm and Holdings are parties to a Tax Allocation Agreement. Under the terms of the Tax Allocation Agreement, TransDigm is obligated to make payments to Holdings equal to the amount of income taxes that TransDigm would have owed in respect of federal and state income taxes on behalf of TransDigm and its subsidiaries if TransDigm and its subsidiaries were, for tax purposes, a separate consolidated group.

ONE-TIME MANAGEMENT BONUSES

Following the consummation of the Recapitalization, TransDigm paid certain members of senior management an aggregate of $5.9 million as a one-time bonus in connection with the Recapitalization. See "Executive Compensation."

TERMINATION OF FINANCIAL ADVISORY SERVICES AGREEMENT

TransDigm paid $6.0 million to Kelso & Company, an affiliate of Kelso, in consideration for the termination of a Financial Advisory Services Agreement. This payment was made upon consummation of the Recapitalization.

Kelso may be deemed, collectively, to beneficially own 15.2% of the Common Stock of Holdings. In addition, Mr. Wall, a director of Holdings and TransDigm, is a general partner of each of the Kelso entities.

KELSO STOCKHOLDERS AGREEMENT

Pursuant to the Merger Agreement, Holdings, Odyssey, KIA IV-TD and KEP II entered into a stockholders agreement (the "Stockholders Agreement") concurrently with consummation of the Recapitalization. The Stockholders Agreement provides for customary transfer restrictions, tag-along and drag-along rights, registration rights and an agreement among the parties to vote their shares of Common Stock, including the agreement of Odyssey to designate a representative of Kelso to the Board of Directors of Holdings. See also "Directors and Executive Officers" for a description of certain agreements that have been entered into with certain members of management in connection with the Recapitalization. See "Certain Relationships and Related Transactions-Termination of Financial Advisory Services Agreement."

ODYSSEY FINANCIAL SERVICES

As part of the Recapitalization, TransDigm paid Odyssey a fee of approximately $3.5 million. Odyssey is the majority stockholder of Holdings. In addition, Messrs. Berger, Hopkins and Mirza, each a director of Holdings and TransDigm, are managing members of the General Partner of Odyssey.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included in a separate section of this Report following the signature pages:

Consolidated Balance Sheets - September 30, 1999 and September 30, 1998

Consolidated Statements of Operations - Years Ended September 30, 1999, September 30, 1998 and September 30, 1997

Consolidated Statements of Changes in Shareholders' Equity (Deficiency) - Years Ended September 30, 1999, September 30, 1998 and September 30, 1997

Consolidated Statements of Cash Flows - Years Ended September 30, 1999, September 30, 1998 and September 30, 1997

Notes to Consolidated Financial Statements

Report of Independent Auditors

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in a separate section of this Report following the signature pages - Valuation and Qualifying Accounts - Years Ended September 30, 1999, September 30, 1998 and September 30, 1997.

(a)(3) EXHIBITS

EXHIBIT                   DESCRIPTION OF EXHIBIT
  NO.

*2.1 Agreement and Plan of Merger, dated August 3, 1998, between Phase II Acquisition Corp. and TransDigm Holding Company.

*2.2 Amendment One, dated November 9,1998, to the Agreement and Plan of Merger between Phase II Acquisition Corp. and TransDigm Holding Company.

*2.3 Agreement and Plan of Reorganization, dated as of March 31, 1999, by and among TransDigm Inc., ARA Acquisition Corporation, ZMP, Inc. and TCW Special Placements Fund II.

*3.1 Restated Certificate of Incorporation, filed on September 28, 1993, of TransDigm Holding Company.

*3.2 Certificate of Amendment, filed on December 21,1993, of the Restated Certificate of Incorporation of TransDigm Holding Company.

*3.3 Certificate of Ownership and Merger, filed on December 3,1998, merging Phase II Acquisition Corp. with and into TransDigm Holding Company.

*3.4 Certificate of Incorporation, filed on July 2,1993, of NovaDigm Acquisition, Inc. (TransDigm Inc.).

*3.5 Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (TransDigm Inc.).

*3.6 Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.

*3.7 Certificate of Incorporation, filed on March 28, 1994, of MPT Acquisition Corp. (Marathon Power Technologies Company).

*3.8 Certificate of Amendment, filed on May 18,1994, of the Certificate of Incorporation of MPT Acquisition Corp. (Marathon Power Technologies Company).

*3.9 Certificate of Amendment, filed on May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (Marathon Power Technologies Company).

EXHIBIT                   DESCRIPTION OF EXHIBIT
  NO.

*3.10 Amended and Restated Articles of Incorporation, filed on April 23, 1999, of ZMP, Inc.

*3.11 Certificate of Ownership and Merger, filed on April 23, 1999, merging ARA Acquisition Corporation with and into ZMP, Inc.

*3.12 Articles of Incorporation, filed on July 30, 1986, of ARP Acquisition Corporation (Adams Rite Aerospace, Inc.).

*3.13 Certificate of Amendment, filed on September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (Adams Rite Aerospace, Inc.).

*3.14 Certificate of Amendment, filed on January 27, 1992, of the Articles of Incorporation of Adams Rite Aerospace Products, Inc. (Adams Rite Aerospace, Inc.).

*3.15 Certificate of Amendment, filed on December 31, 1992, of the Articles of Incorporation of Adams Rite Aerospace Products, Inc. (Adams Rite Aerospace, Inc.).

*3.16 Certificate of Amendment, filed on August 11,1997, of the Articles of Incorporation of Adams Rite Aerospace Sabre International, Inc. (Adams Rite Aerospace, Inc.).

*3.17    Bylaws of TransDigm Holding Company.

*3.18    Bylaws of NovaDigm Acquisition, Inc. (TransDigm Inc.).

*3.19    Bylaws of MPT Acquisition Corp. (Marathon Power Technologies Company).

*3.20    Amended and Restated Bylaws of ZMP, Inc.

*3.21    Amended and Restated Bylaws of Adams Rite Aerospace, Inc.

*4.1 Indenture, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and State Street Bank and Trust Company, as trustee, relating to $125,000,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2008 and the registered 10 3/8% Senior Subordinated Notes due 2008.

*4.2 Supplemental Indenture, dated April 23, 1999, among ZMP, Inc. and Adams Rite Aerospace, Inc. and State Street Bank and Trust Company, as trustee.

*4.3 Specimen Certificate of 10 3/8% Senior Subordinated Notes due 2008 (the "Old Notes") (included in Exhibit 4.1 hereto).

*4.4 Specimen Certificate of the registered 10 3/8% Senior Subordinated Notes due 2008 (the "New Notes") (included in Exhibit 4.1 hereto).

*4.5 Registration Rights Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and BT Alex.Brown Incorporated and Credit Suisse First Boston Corporation.

*4.6 Indenture, dated December 3, 1998, between TransDigm Holding Company and State Street Bank and Trust Company, as trustee, relating to $20,000,000 aggregate principal amount of 12% Pay-in-Kind Senior Notes due 2009.

*4.7 Specimen Certificate of 12% Pay-in-Kind Senior Notes due 2009 (included in Exhibit 4.6 hereto).

*4.8 Registration Rights Agreement, dated December 3, 1998, among TransDigm Holding Company and Kelso Investment Associates IV, L.P. and Kelso Equity Partners II, L.P.

*4.9 Credit Agreement, dated December 3, 1998, among TransDigm Inc. and TransDigm Holding Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.

*4.10 First Amendment to the Credit Agreement, dated December 10, 1998, among TransDigm Inc. and TransDigm Holding Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.

*4.11 Second Amendment to the Credit Agreement, dated April 23, 1999, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.

*4.12 Third Amendment to the Credit Agreement, dated April 23, 1999, among TransDigm Inc. and TransDigm Holding Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.

*4.13 Specimen Revolving Note evidencing the revolving borrowings under the Credit Agreement (included in Exhibit 4.9 hereto).

EXHIBIT                   DESCRIPTION OF EXHIBIT
  NO.

*4.14 Specimen Term A Note evidencing the Term A credit advances under the Credit Agreement (included in Exhibit 4.9 hereto).

*4.15 Specimen Term B Note evidencing the Term B credit advances under the Credit Agreement (included in Exhibit 4.9 hereto).

*4.16 Security Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and Bankers Trust Company, as the administrative agent under the Credit Agreement.

*4.17 Pledge Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and Bankers Trust Company, as the administrative agent under the Credit Agreement.

*4.18 Form of Assignment of Security Interest in United States Copyrights by TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company for the benefit of Bankers Trust Company, as the administrative agent under the Credit Agreement (included in Exhibit
         4.16 hereto).

*4.19 Form of Assignment of Security Interest in United States Trademarks and Patents by TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company for the benefit of Bankers Trust Company, as the administrative agent under the Credit Agreement (included in Exhibit
         4.16 hereto).

*5.1     Opinion of Latham & Watkins regarding the validity of the New Notes.

*10.1 Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, TD-Equity LLC, KIA IV-TD, LLC and Kelso Equity Partners II, L.P.

*10.2 Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund and certain employee stockholders of TransDigm Holding Company.

*10.3 Tax Allocation Agreement, dated December 3, 1998, between TransDigm Holding Company and TransDigm Inc.

10.4 Employment Agreement dated May 19, 1999, between TransDigm Holding Company and Douglas W. Peacock.

10.5 Employment Agreement dated May 19, 1999, between TransDigm Holding Company and W. Nicholas Howley.

*10.6    TransDigm Inc. Senior Executive Benefits Plan.

*10.7 Summary of Annual Incentive Compensation Plan for Key Management Employees of TransDigm Inc.

12.1     Computation of Ratio of Earnings to Fixed Charges.

12.2     Computation of Ratio of EBITDA, As Defined, to Interest Expense.

12.3     Computation of Ratio of Total Debt to EBITDA, As Defined.

*21.1    Subsidiaries of TransDigm Holding Company.

24.1     Power of Attorney - TransDigm Holding Company

24.2     Power of Attorney - TransDigm Inc.

24.3     Power of Attorney - Marathon Power Technologies Company

24.4     Power of Attorney - ZMP, Inc.

24.5     Power of Attorney - Adams Rite Aerospace, Inc.

*25.1 Statement of Eligibility and Qualification (form T-1) under the Trust Indenture Act of 1939 of State Street Bank and Trust Company.

27.1     Financial Data Schedule.

*99.1 Form of Letter of Transmittal and related documents to be used in conjunction with the exchange offer.

-----------------

(*) (Incorporated by reference to same titled exhibit to the Co-Registrants' Registration Statement on Form S-4 dated January 29, 1999 File No.333-71397, as amended.)

(b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

(c)  EXHIBITS

     The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)  SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statement schedule is included in a separate section of this Report following the signature pages - Valuation and Qualifying Accounts - Years Ended September 30,1999, September 30, 1998 and September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 23, 1999.


TRANSDIGM HOLDING COMPANY


By:  /s/ Peter B. Radekevich
   -----------------------------------------
          Peter B. Radekevich
        Chief Financial Officer



TRANSDIGM INC.


By:  /s/ Peter B. Radekevich
   -----------------------------------------
          Peter B. Radekevich
        Chief Financial Officer



MARATHON POWER TECHNOLOGIES COMPANY


By:  /s/ Peter B. Radekevich
   -----------------------------------------
          Peter B. Radekevich
        Chief Financial Officer



ZMP, INC.


By:  /s/ Peter B. Radekevich
   -----------------------------------------
          Peter B. Radekevich
        Chief Financial Officer



ADAMS RITE AEROSPACE, INC.


By:  /s/ Peter B. Radekevich
   -----------------------------------------
          Peter B. Radekevich
        Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


       SIGNATURE                          TITLE                                  DATE
*
--------------------------     Chief Executive Officer (Principal            December 23, 1999
    Douglas W. Peacock           Executive Officer) and Chairman
                                 of the Board

*
--------------------------     President and Chief Operating Officer         December 23, 1999
    W. Nicholas Howley           (Principal Operating Officer)
                                 and Director

/s/Peter B. Radekevich         Chief Financial Officer (Principal            December 23, 1999
--------------------------       Financial and Accounting Officer)
   Peter B. Radekevich

*                              Director                                      December 23, 1999
--------------------------
   Stephen Berger

*                              Director                                      December 23, 1999
--------------------------
   William Hopkins

*                              Director                                      December 23, 1999
--------------------------
   Muzzafar Mirza

*                              Director                                      December 23, 1999
--------------------------
   John W. Paxton

*                              Director                                      December 23, 1999
--------------------------
   Thomas R. Wall, IV


TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


       SIGNATURE                          TITLE                                  DATE
*                              Chief Executive Officer (Principal            December 23, 1999
--------------------------       Executive Officer) and Chairman of
   Douglas W. Peacock            the Board

*                              President and Chief Operating Officer         December 23, 1999
--------------------------       (Principal Operating Officer) and
   W. Nicholas Howley            Director

/s/Peter B. Radekevich         Chief Financial Officer (Principal            December 23, 1999
--------------------------       Financial and Accounting Officer)
   Peter B. Radekevich

*                              Director                                      December 23, 1999
--------------------------
   Stephen Berger

*                              Director                                      December 23, 1999
--------------------------
   William Hopkins

*                              Director                                      December 23, 1999
--------------------------
   Muzzafar Mirza

*                              Director                                      December 23, 1999
--------------------------
   John W. Paxton

*                              Director                                      December 23, 1999
--------------------------
   Thomas R. Wall, IV


MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


       SIGNATURE                          TITLE                                  DATE
*                              Chief Executive Officer (Principal            December 23, 1999
---------------------------      Executive Officer) and Chairman
   Douglas W. Peacock            of the Board

*                              President (Principal Operating Officer)       December 23, 1999
---------------------------
   Albert J. Rodriguez


/s/Peter B. Radekevich         Chief Financial Officer (Principal            December 23, 1999
---------------------------       Financial and Accounting Officer)
   Peter B. Radekevich

*
---------------------------    Director                                      December 23, 1999
    W. Nicholas Howley


ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


       SIGNATURE                          TITLE                                  DATE
*                              Chairman of the Board and Executive            December 23, 1999
---------------------------      Vice President (Principal Executive
   Douglas W. Peacock            Officer)

*
---------------------------    President (Principal Operating Officer)        December 23, 1999
   John F. Leary

/s/Peter B. Radekevich         Treasurer and Chief Financial Officer          December 23, 1999
---------------------------      (Principal Financial and Accounting
   Peter B. Radekevich           Officer)

*                              Executive Vice President and Director          December 23, 1999
---------------------------
   W. Nicholas Howley


ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


       SIGNATURE                          TITLE                                  DATE
*                              Chairman of the Board and Executive            December 23, 1999
---------------------------      Vice President (Principal Executive
   Douglas W. Peacock            Officer)

*
---------------------------    President (Principal Operating Officer)        December 23, 1999
   John F. Leary

/s/Peter B. Radekevich         Treasurer and Chief Financial Officer          December 23, 1999
---------------------------      (Principal Financial and Accounting
   Peter B. Radekevich           Officer)

*                              Executive Vice President and Director          December 23, 1999
---------------------------
   W. Nicholas Howley


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrants and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


                                       By:   /s/ Peter B. Radekevich
                                          ------------------------------------
                                                 Peter B. Radekevich,
                                                  ATTORNEY-IN-FACT

                   TRANSDIGM HOLDING COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K:
                      FISCAL YEAR ENDED SEPTEMBER 30,1999

                           ITEM 8 AND ITEM 14(a) (1)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX


                                                                       PAGE
FINANCIAL STATEMENTS:

 Independent Auditors' Report                                           F-1

 Consolidated Balance Sheets at September 30, 1999 and
   September 30,1998                                                    F-2

 Consolidated Statements of Operations for the Years Ended
   September 30, 1999, September 30,1998 and September 30,
   1997                                                                 F-3

 Consolidated Statements of Changes in Shareholders' Equity
  (Deficiency) for the Years Ended September 30, 1999,
  September 30, 1998 and September 30, 1997                             F-4

 Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1999, September 30, 1998 and September 30, 1997         F-5

 Notes to Consolidated Financial Statements                          F-6 -- F-18

SUPPLEMENTARY DATA:

 Independent Auditors' Report                                           F-19

 Valuation and Qualifying Accounts for the Years Ended
  September 30, 1999, September 30, 1998 and
  September 30, 1997                                                    F-20

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the accompanying consolidated balance sheets of TransDigm Holding Company and its subsidiaries (the "Company") as of September 30,1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransDigm Holding Company and its subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Cleveland, Ohio
November 1, 1999

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
(In Thousands of Dollars)
--------------------------------------------------------------------------------

ASSETS                                            1999       1998
CURRENT ASSETS:
 Cash and cash equivalents                     $  2,729    $ 19,486
 Accounts receivable - net (Note 4)              22,399      12,530
 Inventories (Note 5)                            29,217      18,280
 Income taxes refundable                          2,810
 Deferred income taxes (Note 11)                  6,614       3,799
 Prepaid expenses and other                         398         165
                                               --------    --------
     Total current assets                        64,167      54,260

PROPERTY, PLANT AND EQUIPMENT - Net (Note 6)     25,422      21,951

INTANGIBLE ASSETS - Net (Note 7)                 58,555      35,294

DEBT ISSUE COSTS - Net                           10,951         606

DEFERRED INCOME TAXES AND OTHER (Note 11)         5,322       3,674
                                               --------    --------
TOTAL ASSETS                                   $164,417    $115,785
                                               ========    ========


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                               1999       1998

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 9)   $  7,595     $ 5,000
  Accounts payable                                5,322       5,667
  Accrued liabilities (Note 8)                   15,719      10,239
  Put warrants                                               16,700
                                               --------     -------
     Total current liabilities                   28,636      37,606


LONG-TERM DEBT - Less current portion
 (Note 9)                                       258,962      40,000

NON-CURRENT PORTION OF ACCRUED
 PENSION COSTS AND OTHER (Note 10)                3,118       1,752
                                              ---------   ---------
      Total liabilities                         290,716      79,358
                                              ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 15)       ---------   ---------

REDEEMABLE COMMON STOCK (Note 12)                 1,323
                                              ---------   ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock, $.01 par value (Note 12):
 Voting shares, issued and
  outstanding 119,925 shares in 1999
  and 236,120 shares in 1998                    102,097     22,945
 Non-voting shares, issued and outstanding
  13,750 shares in 1998                                      1,336
                                              ---------   ---------
       Total                                    102,097     24,281
 Retained earnings (deficit)                   (229,237)    12,900
 Accumulated other comprehensive income
  (loss)(Note 10)                                  (482)      (754)
                                              ---------   ---------
       Total stockholders' equity
        (deficiency)                           (127,622)    36,427
                                              ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                         $ 164,417   $115,785
                                              =========   ========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                             YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                            1999         1998          1997

NET SALES                                 $130,818      $110,868      $78,159

COST OF SALES (Including charge
 of $1,143, $242 and $666 in
 1999, 1998 and 1997,
 respectively, due to
 inventory purchase
 accounting adjustments) (Note 2)           69,951        59,395       49,303
                                          --------      --------      -------
GROSS PROFIT                                60,867        51,473       28,856
                                          --------      --------      -------

OPERATING EXPENSES:
 Selling and administrative                 13,620        10,473        7,561
 Amortization of intangibles                 2,063         2,438        2,089
 Research and development                    2,139         1,724        1,116
 Merger expenses (Note 1)                   40,012
                                          --------      --------      -------

     Total operating expenses               57,834        14,635       10,766
                                          --------      --------      -------

INCOME FROM OPERATIONS                       3,033        36,838       18,090

INTEREST EXPENSE - NET                      22,722         3,175        3,463

WARRANT PUT VALUE ADJUSTMENT                               6,540        4,800
                                          --------      --------      -------

INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY LOSS                         (19,689)       27,123        9,827

INCOME TAX PROVISION (BENEFIT) (Note 11)    (2,772)       12,986        5,193
                                          --------      --------      -------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS    (16,917)       14,137        4,634


EXTRAORDINARY LOSS FROM EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAXES OF $975                                   1,462
 (Note 9)                                 --------      --------      -------

NET INCOME (LOSS)                         $(16,917)     $ 14,137      $ 3,172
                                          ========      ========      =======


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
(In Thousands of Dollars)

-------------------------------------------------------------------------------------------
                                   COMMON                      ACCUMULATED
                                    STOCK         RETAINED        OTHER
                                 (VOTING AND      EARNINGS    COMPREHENSIVE
                                CLASS A SHARES)   (DEFICIT)   INCOME (LOSS)       TOTAL

BALANCE, OCTOBER 1, 1996           $ 24,459      $  (4,409)   $   (380)          $  19,670
                                                                                 ---------

Comprehensive Income:
 Net income                                           3,172                          3,172
 Other comprehensive loss                                         (122)               (122)
    Comprehensive income                                                         ---------
                                                                                     3,050

Issuance of common stock                 67                                             67

Purchase of common stock               (174)                                          (174)
                                   --------      ----------    ---------          --------

BALANCE, SEPTEMBER 30,1997           24,352          (1,237)      (502)             22,613
                                                                                  --------
Comprehensive Income:
 Net income                                          14,137                         14,137
 Other comprehensive loss                                         (252)               (252)
    Comprehensive income                                                          --------
                                                                                    13,885

Purchase of common stock                (71)                                           (71)
                                   --------      ----------    ---------          --------

BALANCE, SEPTEMBER 30, 1998          24,281          12,900       (754)             36,427
                                                                                  --------
Comprehensive Loss:
 Net loss                                           (16,917)                       (16,917)
 Other comprehensive income                                        272                 272
 Comprehensive loss                                                               --------
                                                                                   (16,645)

Issuance of common stock            100,652                                        100,652

Payment of consideration in
 recapitalization                   (22,808)       (224,356)                      (247,164)

Purchase of common stock                (28)                                           (28)

Accretion of redeemable
 common stock                                          (864)                          (864)
                                   --------      ----------    --------          ---------

BALANCE, SEPTEMBER 30,1999        $ 102,097        (229,237)   $  (482)          $(127,622)
                                  =========      ==========    ========          =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                 YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                                1999         1998        1997
OPERATING ACTIVITIES:
Net income (loss)                                           $ (16,917)     $ 14,137    $ 3,172
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation                                                   4,311         4,029      3,677
 Amortization of intangibles                                    2,063         2,438      2,089
 Amortization of debt discount and debt issue costs             2,165           267        757
 Interest deferral on Holdings PIK Notes                        2,000
 Warrant put value adjustment                                                 6,540      4,800
 Deferred income taxes                                         (1,078)         (341)    (1,733)
 Extraordinary charge for early extinguishment
  of debt (Note 9)                                                                       1,462
 Changes in assets and liabilities, net of effects from
  acquisition of businesses (Note 2):
  Accounts receivable                                          (5,234)         (821)    (1,343)
  Inventories                                                    (842)         (870)       337
  Prepaid expenses and other assets                            (2,500)          148        787
  Accounts payable                                               (744)          392      1,233
  Accrued and other liabilities                                   557        (2,464)     2,230
                                                             --------       -------    -------
Net cash provided by (used in) operating activities           (16,219)       23,455     17,468
                                                             --------       -------    -------

INVESTING ACTIVITIES:
Capital expenditures                                           (3,043)       (5,061)    (2,285)
Acquisition of ZMP, Inc. (Note 2)                             (41,556)
Acquisition of Marathon Power
  Technologies Company (Note 2)                                                 766    (40,875)
                                                             --------       -------    -------

Net cash used in investing activities                        (44,599)        (4,295)   (43,160)
                                                             --------       -------    -------

                                                                                     (Continued)

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                 YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                                1999         1998        1997
FINANCING ACTIVITIES:
 Proceeds from subordinated notes, net of fees of $6,868      118,132
 Proceeds from new credit facility, net of fees of $5,361     118,639
 Proceeds from Holdings PIK Notes and common stock,
  net of fees of $341                                           19,659
 Payment of consideration in recapitalization -
  common stock and warrants                                   (263,896)
 Proceeds from exercise of stock options and issuance of
  common stock, including redeemable common stock              100,998                      67
 Proceeds from term loan, net of fees of $873                                             49,127
 Repayment of term loans and subordinated notes
  including prepayment charge of $867 in 1997 (Note 9)         (49,443)     (5,000)     (20,867)
 Purchase of common stock                                          (28)        (71)        (174)
                                                             ---------    --------      -------
         Net cash provided by (used in) financing
          activities                                            44,061      (5,071)      28,153
                                                             ---------    --------      -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                          (16,757)     14,089        2,461

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    19,486       5,397        2,936
                                                             ---------    --------      -------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $   2,729    $ 19,486      $ 5,397
                                                             =========    ========      =======
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid during the year for interest                      $  14,955    $  3,640      $ 2,600
                                                             =========    ========      =======

 Cash paid during the year for income taxes                  $   1,195    $ 13,490      $ 5,468
                                                             =========    ========      =======

                                                                                        (Concluded)

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT$
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE BUSINESS AND MERGER

     TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing predominantly the aircraft industry. TransDigm, along with its wholly-owned subsidiaries, Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP") and Adams Rite Aerospace, Inc., ("Adams Rite Aerospace") (collectively, the "Company"), offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps, ball bearing and sliding controls, mechanical hardware, fluid controls, lavatory hardware, electromechanical controls, and oxygen systems related products.

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

     Simultaneously with the Merger, Holdings and TransDigm refinanced all of their existing debt. The Merger, the refinancing, and payment of fees and expenses were funded by (i) existing cash balances, (ii) investments by Odyssey of $100.2 million, (iii) funds from a new $120 million Senior Credit Facility, (iv) funds from $125 million Senior Subordinated Notes and
     (v) Holdings PIK Notes of $20 million issued to certain stockholders. The Senior Credit Facility was subsequently increased to $154 million in connection with the acquisition of ZMP and Adams Rite Aerospace (see Note
     2).

     In connection with the Merger, the Company incurred a one-time charge of approximately $40 million during the year consisting primarily of compensation costs recognized as a result of the cancellation of certain stock options, the costs of terminating a financial advisory services agreement, the write-off of deferred financing costs and professional advisory fees.

     Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.   ACQUISITIONS

     MARATHON POWER TECHNOLOGIES COMPANY - On August 8, 1997, TransDigm acquired all of the outstanding common stock of Marathon for approximately $41.6 million in cash (including acquisition expenses), $4 million of which was placed into two $2 million escrow accounts (an environmental escrow and an indemnity escrow) to indemnify TransDigm in the event certain defined environmental and other costs were incurred by Marathon or TransDigm subsequent to the acquisition. A post-closing purchase price adjustment of approximately $.8 million was received from the seller during November 1997 from the indemnity escrow. The remainder of the indemnity escrow was released to the seller during the year ended September 30, 1998. The environmental escrow account expires after the occurrence of certain defined events in the Stock Purchase Agreement. During September 1998, the seller filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the Stock Purchase Agreement relating to the investigation of the presence of certain contaminants at the Marathon facility in Texas (Note 15). The Company has filed counter claims against the seller and the ultimate outcome of this matter cannot presently be determined.

     The acquisition was financed with available cash of approximately $10.9 million and the proceeds of senior term debt of approximately $30 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $28.9 million was recognized as goodwill and is being amortized on a straight-line basis over 40 years. The senior term debt was subsequently refinanced in conjunction with the Merger (see Note 1).

     The acquisition has been accounted for as a purchase and Marathon's operations have been included in Holdings financial statements since the date of the acquisition.

     ZMP, INC. AND ADAMS RITE AEROSPACE, INC. - On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, the corporate parent of Adams Rite Aerospace, through a merger. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded through $36 million of additional borrowings under the Company's credit facility and the use of approximately $5 million of the Company's cash balances. As a result of the acquisition, ZMP and Adams Rite Aerospace became wholly-owned subsidiaries of TransDigm.

     The Company accounted for the acquisition as a purchase and included the results of operations of the acquired companies in the accompanying fiscal 1999 consolidated financial statements from the effective date of the acquisition. The purchase price was allocated based on a preliminary determination of estimated fair values at the date of the acquisition as follows (in thousands):

         Current assets                                   $  18,218
         Property and equipment                               4,739
         Goodwill                                            25,457
         Other assets                                           382
         Current liabilities                                 (6,494)
         Other liabilities                                     (451)
                                                          ---------
         Net                                              $  41,851
                                                          =========


     Goodwill is being amortized on a straight-line basis over forty years.

     PRO-FORMA INFORMATION - The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisitions had occurred at the beginning of the following periods ended September 30 (in thousands):

                                        1999           1998

         Net sales                   $ 151,624      $ 146,920

         Income from operations          1,913         40,069

         Net income (loss)             (18,646)        13,867

     The consolidated pro-forma operating loss for the year ended September
     30, 1999 includes the following charges recognized by Adams Rite Aerospace prior to the acquisition: (1) $1.4 million ($.84 million after tax) for compensation expense recognized in connection with a common stock warrant granted to its former chief executive officer and (2) $.8 million ($.8 million after tax) for costs directly related to the acquisition.

     This pro-forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The accompanying consolidated financial statements include the accounts of TransDigm Holding Company and subsidiaries. All significant intercompany balances and transactions have been eliminated.

     REVENUE RECOGNITION - Revenue is recognized when products are shipped to the customer. Any anticipated losses on contracts are charged to earnings when identified.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS - The Company reserves for amounts determined to be uncollectible based on specific identification and historical experience.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories is not expected to be realized within one year.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the assets.

     DEBT ISSUE COSTS AND DISCOUNTS - The cost of obtaining financing as well as debt discounts are amortized using the interest method over the respective terms of the related debt issues.

     INTANGIBLE ASSETS - Intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 5 to 40 years. The Company assesses the recoverability of intangibles by determining whether the amortization over the remaining life can be recovered through projected, undiscounted, future operations.

     INCOME TAXES - The Company accounts for income taxes using an asset and liability approach. Deferred taxes are recorded for the difference between the book and tax basis of various assets and liabilities.

     PRODUCT WARRANTY COSTS - The Company generally provides a one year warranty on certain products beginning on the date the product is installed on an aircraft. A provision for estimated sales returns and the cost of repairs is recorded at the time of sale and periodically adjusted to reflect actual experience.

     PUT WARRANTS - Prior to their redemption in connection with the Merger (see
     Note 1), the Company recorded a liability for the estimated put value of its outstanding warrants to purchase common stock and recognized in earnings any changes in the estimated put value.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME - The Company adopted the provisions of Statement No. 130 of the Financial Accounting Standards Board (the "FASB"), Reporting Comprehensive Income, during the first quarter of fiscal 1999. Accordingly, the Company's accumulated other comprehensive income, consisting solely of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statements of changes in stockholders' equity (deficiency), net of taxes of $390,000 and $521,000 at September 30, 1999 and 1998, respectively.

     SEGMENT REPORTING - The Company adopted Statement No.131 of the FASB, Disclosures About Segments of an Enterprise and Related Information, during the current fiscal year. This statement establishes standards for the way public business enterprises report financial and descriptive information about their reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The adoption of this statement did not change the Company's segment reporting. The Company continues to report its operations as one segment. In addition, substantially all of the Company's operations are located within the United States.

4.   SALES AND ACCOUNTS RECEIVABLE

     SALES - The Company's sales and receivables are concentrated in the aircraft industry. The Company's customers consist primarily of original equipment manufacturers of aircraft and aircraft subassemblies, commercial airlines, distributors, and various agencies of the United States government, including the U.S. military.

     Information concerning the Company's net sales by its principal product categories is as follows for the years ended September 30, 1999 and 1998 (in thousands):

                                                       1999           1998
     AeroControlex Division (principally
      mechanical controls, valves,
      compressors, and pumps)                        $ 47,592       $ 43,363

     AdelWiggins Division (principally
      connectors, clamps, service systems,
      heaters and hoses)                               47,418         44,637

     Marathon (principally batteries and
      static inverters)                                20,945         22,868

     Adams Rite Aerospace (principally
      faucets, oxygen systems,
      hardware and electromechanical
      controls)                                        14,863
                                                    ---------      ---------

     Total                                          $ 130,818      $ 110,868
                                                    =========      =========

     Sales by product information prior to 1998 is not considered material and is therefore not presented.

     For the year ended September 30, 1999, two customers represented approximately 15% and 14%, respectively, of the Company's net sales. Two customers represented approximately 20% and 14%, respectively, of the Company's net sales during the year ended September 30, 1998 and one customer represented approximately 15% of the Company's net sales for the year ended September 30, 1997.

     Export sales to customers, primarily in Western Europe, were $30.7 million in 1999, $17.8 million in 1998, and $15.5 million in 1997.

ACCOUNTS RECEIVABLE - Accounts receivable consist of the following at September 30 (in thousands):

                                                                           1999          1998
         Due from U.S. government or prime contractors under
          U.S. government programs                                      $   2,033      $  1,217
         Commercial customers                                              20,807        11,578
         Allowance for uncollectible accounts                                (441)         (265)
                                                                        ---------      --------
         Accounts receivable - net                                      $  22,399      $ 12,530
                                                                        =========      ========

Approximately 9% of the Company's receivables at September 30, 1999 were due from one customer and approximately 27% of the receivables were due from entities, which principally operate outside of the United States. Credit is extended based on an evaluation of each customer's financial condition and collateral is generally not required.

5.       INVENTORIES

Inventories consist of the following at September 30 (in thousands):

                                                                           1999          1998
         Work-in-progress and finished goods                             $ 28,846      $ 19,312
         Raw materials and purchased component parts                        7,481         3,303
                                                                        ---------      --------
              Total                                                        36,327        22,615
         Reserve for excess and obsolete inventory                         (7,110)       (4,335)
                                                                        ---------      --------
         Inventories - net                                               $ 29,217      $ 18,280
                                                                        =========      ========


6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

                                                                           1999          1998
         Land and improvements                                           $  4,691      $  4,683
         Buildings and improvements                                        10,404         8,125
         Machinery and equipment                                           28,211        22,492
         Furniture and fixtures                                             3,222         3,706
         Construction in progress                                             274           150
                                                                        ---------      --------
             Total                                                         46,802        39,156
         Accumulated depreciation                                         (21,380)      (17,205)
                                                                        ---------      --------
         Property, plant and equipment - net                             $ 25,422      $ 21,951
                                                                        =========      ========



7.  INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consist of the following at September 30 (in thousands):

                                                                           1999          1998
        Goodwill                                                        $ 57,284      $ 33,341
        Technology and other                                               1,271         1,953
                                                                        ---------      --------
        Total                                                           $ 58,555      $ 35,294
                                                                        =========      ========



Accumulated amortization of intangibles was $18.5 million at September 30, 1999 and $16.5 million at September 30, 1998.

8.       ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):
                                                  1999            1998

Compensation and related benefits                $ 5,260         $  3,993
Interest                                           4,593              135
Estimated losses on uncompleted contracts          2,809            3,012
Sales returns and repairs                          1,841            1,391
Environmental costs                                  157              280
Income taxes                                                          380
Other                                              1,059            1,048
                                               ---------         --------
Total                                           $ 15,719         $ 10,239
                                                ========         ========

9.       DEBT

SUMMARY - The Company's long-term debt consists of the following at September 30 (in thousands):
                                                   1999            1998

Term loans                                     $119,557          $ 45,000
Senior Subordinated Notes                       125,000
Holdings PIK Notes                               22,000
                                               --------          --------
             Total debt                         266,557            45,000
Current maturities                               (7,595)           (5,000)
                                               --------          --------
Long-term portion                              $258,962          $ 40,000
                                               ========          ========

REVOLVING CREDIT SWING LINE, AND TERM LOANS - In connection with the Merger (see
Note 1) and the acquisition of ZMP and Adams Rite Aerospace (see Note 2), TransDigm repaid its existing term loans and obtained a new $154 million Senior Credit Facility with a group of financial institutions, which consists of (1) a $30 million revolving credit line (including $3 million of available swing line loans) maturing in 2004 and (2) a term loan facility in the aggregate of $124 million, consisting of a $62 million Tranche A Facility maturing in 2004 and a $62 million Tranche B Facility maturing in 2006. At September 30, 1999, the Company had $30 million of borrowings (the entire revolving credit line) available under the credit facility.

The interest rate for the credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility. The interest rate on outstanding borrowings at September 30, 1999 ranged from 8.625% to 8.875%.

All obligations under the Senior Credit Facility are guaranteed by Holdings and each of the subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in assets other than real estate (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, paying dividends, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to earnings, interest coverage and leverage. The Company is in compliance with all financial covenants of the Senior Credit Facility as of September 30, 1999. The maturities of the Company's term loans by fiscal year are as follows: $7.6 million in 2000, $11 million in both 2001 and 2002, $14.4 million in 2003, $13.8 million in 2004 and $61.8 million thereafter.

SENIOR SUBORDINATED NOTES - TransDigm's Senior Subordinated Notes (the "Notes") bear interest at an annual rate of 10 3/8%, maturing on December 1, 2008 and are unsecured obligations of TransDigm ranking subordinate to the Company's senior debt, as defined in the note agreement. Up to 35% of the Notes are redeemable by TransDigm prior to December 1, 2001 with the proceeds of an equity offering. The Notes are also redeemable after December 1, 2003, in whole or in part, at specified redemption prices, which decline over the remaining term of the Notes. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that the Company redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued interest. The Notes contain many of the same restrictive covenants included in the Senior Credit Facility. The Company is in compliance with all financial covenants of the Notes as of September 30, 1999.

HOLDINGS PIK NOTES - In connection with the Merger (see Note 1), Holdings issued $20 million of pay-in-kind notes due 2009 ("Holdings PIK Notes" or "PIK Notes"). The PIK Notes are unsecured obligations of Holdings, which has no significant assets or operations. Interest on the PIK Notes is accrued at an annual fixed rate of 12% and is payable semi-annually in the form of additional PIK Notes through December 2003. Thereafter, cash interest is payable semi-annually commencing in the year 2004. The PIK Notes are redeemable by Holdings prior to their maturity under certain circumstances and contain many of the same restrictive covenants included in the Notes and Senior Credit Facility. The Company is in compliance with all financial covenants of the PIK Notes as of September 30, 1999.

EXTRAORDINARY LOSS - During the year ended September 30, 1997, the Company redeemed, in advance of their scheduled maturity, outstanding subordinated notes which had a carrying value at the time of the redemption of approximately $19.3 million ($20 million principal balance net of an unamortized discount of approximately $0.7 million). As a result of the redemption, the Company recognized an extraordinary loss of approximately $1.5 million (net of a current income tax benefit of approximately $1 million) on the early extinguishment of debt which included prepayment costs of approximately $0.8 million and the write-off of the remaining unamortized debt issue costs of approximately $1 million. The subordinated notes bore interest at an annual rate of 13%, payable semi-annually.

10.      RETIREMENT PLANS

The Company has two non-contributory defined benefit pension plans which together cover all of its union employees. The plans provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans' assets consist primarily of guaranteed investment contracts with an insurance company.

The following information for the defined benefit plans is provided pursuant to Statement No.132 of the FASB, Employers' Disclosures About Pensions and Other Postretirement Benefits, which became effective during the year ended September 30,1999. This statement modified the financial statement footnote disclosures regarding the plans but did not change the manner in which retirement plan obligations or expenses are measured or recognized in the financial statements.

                                                                 1999           1998
                                                               (DOLLARS IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation, beginning of year                        $ 4,969        $ 4,096
 Service cost                                                      83             86
 Interest cost                                                    319            306
 Benefits paid                                                   (252)          (233)
 Change in assumptions                                           (278)           714
                                                              -------        -------
 Benefit obligation, end of year                              $ 4,841        $ 4,969
                                                              =======        =======

CHANGE IN PLAN ASSETS:
 Fair value of plan assets, beginning of year                 $ 2,817        $ 2,232
 Actual return on plan assets                                     223            150
 Employer contribution                                            593            668
 Benefits paid                                                   (252)          (233)
                                                              -------        -------
 Fair value of plan assets, end of year                       $ 3,381        $ 2,817
                                                              =======        =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS AT
SEPTEMBER 30 CONSIST OF:
 Intangible assets                                            $  (208)       $  (226)
 Accrued liabilities                                              600            400
 Non-current portion of accrued pension costs                     861          1,752
 Accumulated other comprehensive income                          (872)        (1,275)
                                                              -------        -------
 Net amount recognized                                        $   381        $   651
                                                              =======        =======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30:
 Discount rate                                                    7.0%           6.5%
 Expected return on plan assets                                   6.0%           7.5%

COMPONENTS OF NET PERIODIC BENEFIT COST:
 Service cost                                                 $    83        $    86
 Interest cost                                                    319            306
 Expected return on plan assets                                  (177)          (190)
 Net amortization and deferral                                     70             94
                                                              -------        -------
 Net periodic pension cost                                    $   295        $   296
                                                              =======        =======




The Company also sponsors a defined contribution employee savings plan that covers substantially all of the Company's non-union employees. Under the plan, the Company contributes a percentage of employee compensation and matches a portion of employee contributions to the plan. The cost recognized for such contributions under this plan for the year ended September 30, 1999 was approximately $.7 million and, for the years ended September 30, 1998 and 1997, was approximately $.6 million in each year.

11.      INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                                           1999           1998           1997
         Current                                       $ (1,694)      $ 13,327       $  6,926
         Deferred                                          (481)          (341)        (1,733)
         Benefit of operating loss carryforward -
          state and local income taxes                     (597)
                                                       --------       --------       --------
         Total                                         $ (2,772)      $ 12,986       $  5,193
                                                       ========       ========       ========


The difference between the provision (benefit) for income taxes at the federal statutory income tax rate and the tax shown in the consolidated statements of operations for the years ended September 30 are as follows (in thousands):



                                                           1999           1998           1997
Tax at statutory rate of 34% (35% in 1996)             $ (6,694)      $  9,493       $  3,341
State and local income taxes                                (56)         1,053            445
Nondeductible merger expenses                             4,290
Nondeductible warrant put value adjustment                               2,289          1,632
Benefit from foreign sales corporation                     (615)          (349)          (394)
Nondeductible goodwill amortization                         394            353             70
Other - net                                                 (91)           147             99
                                                       --------       --------       --------
Provision (benefit) for income taxes                   $ (2,772)     $  12,986      $   5,193
                                                       ========      =========      =========



The components of the deferred tax assets at September 30 consist of the following (in thousands):

                                                                  1999        1998

CURRENT ASSET:
         Estimated losses on uncompleted contracts              $ 1,143    $  1,175
         Employee benefits                                        1,379         649
         Sales returns and repairs                                  697         548
         Other accrued liabilities                                2,798       1,427
         Net operating loss carryforwards -
          state and local income taxes (expiring
          from 2004 through 2014)                                   597          --
                                                                -------    --------
         Total                                                  $ 6,614    $  3,799
                                                                =======    ========

NON-CURRENT ASSET:
         Intangible assets                                      $ 3,639    $  3,724
         Retirement and other accrued obligations                 1,215         596
         Holdings PIK Notes interest                                680
         Property, plant and equipment                             (914)       (646)
                                                                -------    --------
         Total                                                  $ 4,620    $  3,674
                                                                =======    ========

12.      COMMON STOCK AND OPTIONS

COMMON STOCK - Authorized capital stock of the Company consists of 900,000 shares of common stock (voting), par value $.01 per share and 100,000 shares of Class A (non-voting) common stock. At September 30, 1999, common stock issued to management personnel is subject to the Management Shareholders' Agreement which provides management shareholders the right (a "put") to require the Company to repurchase their shares of common stock under certain conditions at fair market value. Accordingly, the estimated put value of the 1,270 outstanding shares of voting common stock held by management for which it is probable that the put rights will be exercised has been classified as redeemable common stock in the accompanying September 30, 1999 consolidated balance sheet.

During the years ended September 30, 1999, 1998 and 1997, the Company issued common stock (voting and non-voting Class A) principally to Odyssey in connection with the Merger in 1999 (see Note 1) and to employees and members of its board of directors in prior years, as follows (in thousands):

                                        1999              1998           1997
         Number of shares*            101,503               -            200
                                     ========          =======     =========
         Proceeds*                   $100,652          $    -      $      67
                                     ========          =======     =========

During the years ended September 30, 1999, 1998 and 1997, the Company also repurchased common stock (voting and non-voting Class A), principally as a result of the Merger in 1999 (see Note 1) and from terminated employees in prior years, as follows (in thousands):

                                        1999             1998            1997
         Number of shares*            231,448              175             410
                                     ========          =======       =========
         Acquisition costs*          $247,192          $    71       $     174
                                     ========          =======       =========

*   - Excluding put warrants and redeemable common stock.


STOCK OPTIONS - The Company has certain stock option plans for its employees. The options generally vest upon the earlier of: (1) the occurrence of certain events such as the achievement of certain earnings targets or a change in the control of the Company or (2) certain specified dates in the option agreements. The options are not exercisable more than ten years after the date the options are granted. A summary of the status of the Company's stock option plans as of September 30, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                          1999                       1998                       1997
                              --------------------------  -------------------------    ------------------------
                                             WEIGHTED-                   WEIGHTED-                  WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
                                             EXERCISE                    EXERCISE                    EXERCISE
                               SHARES         PRICE        SHARES         PRICE         SHARES        PRICE

Outstanding at beginning
    of year                      37,467       $   158       37,467       $   158         31,150      $   116
Granted                          15,115         1,040                                     7,597          324
Exercised/cancelled
(see Note 1)                    (22,183)          121                                      (220)         145
Forfeited                                                                                (1,060)         147
                                --------                    ------                       -------
Outstanding at end of year       30,399           623       37,467           158          37,467         158
                                ========                    ======                       =======
Exercisable at end of year       17,084           298       19,670           113          17,121         110
                                ========                    ======                       =======

The following table summarizes information about stock options outstanding at September 30, 1999:

                                    OPTIONS  OUTSTANDING
                           ---------------------------------------------
                                       WEIGHTED-AVERAGE
             EXERCISE         NUMBER        REMAINING         NUMBER
              PRICES        OUTSTANDING   CONTRACTUAL LIFE EXERCISABLE
         $        100          7,002            4.8          7,002
                  154            172            5.8            172
                  200          1,613            6.5          1,613
                  335          6,497            7.5          6,497
                1,040         15,115            9.6          1,800
                              ------                        ------
                              30,399                        17,084
                              ======                        ======


At September 30, 1999, 3,875 remaining options were available for award under the Company's stock option plans.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method specified in Statement No. 123 of the FASB, the Company's net loss for the year ended September 30, 1999 would have increased by approximately $634,000 and the Company's net income for the preceding two years would have been reduced by approximately $115,000 in each year.

The weighted average fair value of options granted during the years ended September 30, 1999 and 1997 was $383.89 and $125.65, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.99% to 6.85%, expected life of approximately seven years, expected volatility and dividend yield of 0%.

13.      LEASES

The Company leases office space for its corporate headquarters and one of its divisions. The Company also leases the manufacturing facility utilized by Adams Rite Aerospace. The office space lease requires rental payments of approximately $200,000 per year through 2004. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The Adams Rite Aerospace facility lease requires rental payments ranging from $540,000 to $780,000 through December 2012. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $688,000 in 1999, $599,000 in 1998, and $540,000 in 1997. Future, minimum rental commitments at September 30, 1999 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $974,000 in 2000, $927,000 in 2001, $862,000 in
2002, $786,000 in 2003, $725,000 in 2004, and $4,365,000 thereafter.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The fair value of the Company's Senior Subordinated Notes approximated $117,500,000 at September 30, 1999 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party (see Note 1) and are not publicly traded.

15.      CONTINGENCIES

ENVIRONMENTAL - The soil and groundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because an escrow (Note 2) was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, the Company does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures; however, there can be no assurance that additional contamination will not be discovered or that the remediation required by the TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

OTHER - While the Company is currently involved in certain legal proceedings, management believes the results of these proceedings will not have a material effect on the financial condition, results of operations or cash flows of the Company. During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

16.      NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001.

While management has not completed its analysis of this new accounting standard, its adoption is not expected to have a material effect on the Company's financial statements.




                                  * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the consolidated balance sheets of TransDigm Holding Company and its subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended September 30, 1999 and have issued our report thereon dated November 1, 1999; such consolidated financial statements and report are included on pages F-1 through F-18 of this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, shown on page F-20. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Cleveland, Ohio
November 1, 1999

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
(In thousands)

----------------------------------------------------------------------------------------------------------------------------
         COLUMN A                            COLUMN B                   COLUMN C                     COLUMN D       COLUMN E
                                                            --------------------------------------
                                                                        ADDITIONS
                                                            --------------------------------------
                                           BALANCE AT       CHARGED TO                              DEDUCTIONS     BALANCE AT
                                          BEGINNING OF      COSTS AND   MARATHON         ZMP         FROM           END OF
         DESCRIPTION                         PERIOD         EXPENSES   ACQUISITION   ACQUISITION    RESERVE (1 )    PERIOD
Year Ended September 30, 1999:
         Allowance for doubtful accounts      $   265      $    35                     $   150      $     9       $   441
         Reserve for excess and
           and obsolete inventory               4,335         (437)                      2,583         (629)        7,110
         Sales returns and repairs              1,391          392                         828          770         1,841
         Environmental                            280          (42)                                      81           157

Year Ended September 30, 1998:
         Allowance for doubtful accounts          503         (165)                                      73           265
         Reserve for excess and
           and obsolete inventory               3,771          773                                      209         4,335
         Sales returns and repairs              1,797          273                                      679         1,391
         Environmental                            683         (158)                                     245           280

Year Ended September 30, 1997:
         Allowance for doubtful accounts          403          149       $    25                         74           503
         Reserve for excess and
           and obsolete inventory               2,299          914           785                        227         3,771
         Sales returns and repairs              1,155          792           748                        898         1,797
         Environmental                             15          118           550                                      683

(1) For the allowance for doubtful accounts and reserve for excess and obsolete inventory, the amounts in this column represent charge-offs net of recoveries. For the sales returns and repairs and environmental accrued liabilities, the amounts primarily represent expenditures charged against liabilities.

                                 EXHIBIT INDEX
                TO FORM 10K FOR THE YEAR ENDED SEPTEMBER 30, 1999

EXHIBIT NO.                DESCRIPTION                                         PAGE
         10.4     Employment Agreement Dated May 19, 1999
                  Between TransDigm Holding Company and
                  Douglas W. Peacock                                            i
         10.5     Employment Agreement Dated May 19, 1999
                  Between TransDigm Holding Company and
                  W. Nicholas Howley                                           xiv
         12.1     Computation of Ratio of Earnings to Fixed Charges            xxv
         12.2     Computation of Ratio of EBITDA (As Defined) to
                     Interest Expense                                         xxvi
         12.3     Computation of Ratio of Total Debt to EBITDA
                     (As Defined)                                            xxvii
         24.1     Power of Attorney - TransDigm Holding Company             xxviii
         24.2     Power of Attorney - TransDigm Inc.                          xxix
         24.3     Power of Attorney - Marathon Power Technologies Company      xxx
         24.4     Power of Attorney - ZMP, Inc.                               xxxi
         24.5     Power of Attorney - Adams Rite Aerospace, Inc.             xxxii
         27       Financial Data Schedule                                   xxxiii