Form 10-Q
period 1999-12-31
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 2000-02-14
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number                        333-71397
                      ----------------------------------------------------------

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company,
-------------------------------------------------------------------------------
ZMP, Inc. and Adams Rite Aerospace, Inc.
----------------------------------------

    (Exact name of co-registrants as specified in their respective charters)

                Delaware                                                                 13-3733378
-------------------------------------------------------------------------------------------------------------------
(State or other Jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio                                         44143
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

                                 (216) 289-4939
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES X            No ___
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                                                          121,195
----------------------------------------------------------------            ----------------------------------
                           (Class)                                          (Outstanding at December 31, 1999)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company,$0.01 Par Value                                                  -0-
----------------------------------------------------------------            ----------------------------------
                           (Class)                                          (Outstanding at December 31, 1999)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX

                                                                                                                Page
Part I            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - December 31, 1999 and
                  September 30, 1999                                                                              1

                  Consolidated Statements of Operations - Thirteen Weeks
                  Ended December 31, 1999 and January 1, 1999                                                     2

                  Consolidated Statement of Changes in Stockholders' Equity (Deficiency) -
                  Thirteen Weeks Ended December 31, 1999                                                          3

                  Consolidated Statements of Cash Flows - Thirteen Weeks
                  Ended December 31, 1999 and January 1, 1999                                                     4

                  Notes to Consolidated Financial Statements                                                      5

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       8

       Item 3     Quantitative and Qualitative Disclosure About Market Risk                                      13

Part II:          OTHER INFORMATION

       Item 6     Exhibits and Reports on Form 8-K                                                               14

Signatures                                                                                                       15

Exhibit Index                                                                                                    21

PART I:  FINANCIAL INFORMATION
ITEM 1
TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   DECEMBER 31,  SEPTEMBER 30,
ASSETS                                                 1999         1999

CURRENT ASSETS:
  Cash and cash equivalents                          $     208    $   2,729
  Accounts receivable, net                              21,307       22,399
  Inventories                                           31,327       29,217
  Income taxes refundable                                1,562        2,810
  Deferred income taxes and other                        6,990        7,012
                                                     ---------    ---------
           Total current assets                         61,394       64,167

PROPERTY, PLANT AND EQUIPMENT - Net                     25,070       25,422

INTANGIBLE ASSETS - Net                                 58,084       58,555

DEBT ISSUE COSTS - Net                                  10,660       10,951

DEFERRED INCOME TAXES AND OTHER                          5,427        5,322
                                                     ---------    ---------

TOTAL                                                $ 160,635    $ 164,417
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   8,818    $   7,595
  Accounts payable                                       5,011        5,322
  Accrued liabilities                                   11,076       15,719
                                                     ---------    ---------
           Total current liabilities                    24,905       28,636

LONG-TERM DEBT - Less current portion                  256,823      258,962

NON-CURRENT PORTION OF ACCRUED PENSION
  COSTS AND OTHER                                        3,106        3,118
                                                     ---------    ---------
           Total liabilities                           284,834      290,716
                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES                             --           --
                                                     ---------    ---------

REDEEMABLE COMMON STOCK                                  1,499        1,323
                                                     ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                         102,097      102,097
  Retained earnings (deficit)                         (227,313)    (229,237)
  Accumulated other comprehensive income (loss)           (482)        (482)
                                                     ---------    ---------
           Total stockholders' equity (deficiency)    (125,698)    (127,622)
                                                     ---------    ---------

TOTAL                                                $ 160,635    $ 164,417
                                                     =========    =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

--------------------------------------------------------------------------------

                                       THIRTEEN WEEKS ENDED
                                      ------------------------
                                      DECEMBER 31,  JANUARY 1,
                                         1999         1999

NET SALES                             $   33,734   $   28,194

COST OF SALES                             18,135       14,937
                                      ----------   ----------

GROSS PROFIT                              15,599       13,257
                                      ----------   ----------

OPERATING EXPENSES:
  Selling and administrative               4,132        2,685
  Amortization of intangibles                512          645
  Research and development                   385          448
  Merger expenses                                      39,593
                                      ----------   ----------

           Total operating expenses        5,029       43,371
                                      ----------   ----------

INCOME (LOSS) FROM OPERATIONS             10,570      (30,114)

INTEREST EXPENSE - Net                     7,095        2,276
                                      ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES          3,475      (32,390)

INCOME TAX PROVISON (BENEFIT)              1,375       (7,566)
                                      ----------   ----------

NET INCOME (LOSS)                     $    2,100   $  (24,824)
                                      ==========   ==========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 1999
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                     ACCUMULATED
                                                     RETAINED           OTHER
                                  COMMON             EARNINGS        COMPREHENSIVE
                                  STOCK             (DEFICIT)        INCOME (LOSS)         TOTAL

BALANCE, OCTOBER 1, 1999         $ 102,097         $(229,237)            $ (482)           $(127,622)

NET INCOME                                             2,100                                   2,100

ACCRETION OF REDEEMABLE
  COMMON STOCK                                          (176)                                   (176)
                                 ---------         ---------             -------           ---------

BALANCE, DECEMBER 31, 1999       $ 102,097         $(227,313)            $ (482)           $(125,698)
                                 =========         =========             ======            =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THIRTEEN WEEKS ENDED
                                                                ---------------------------
                                                                DECEMBER 31,     JANUARY 1,
                                                                   1999            1999
OPERATING ACTIVITIES:
  Net income (loss)                                             $   2,100       $ (24,824)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                      954             954
    Amortization of intangibles                                       512             645
    Amortization of debt issue costs                                  384             766
    Interest deferral on Holdings PIK Notes                           600             200
    Changes in assets and liabilities:
      Accounts receivable                                           1,092          (1,873)
      Inventories                                                  (2,110)            100
      Refundable income taxes                                       1,248          (7,692)
      Other assets                                                    (83)            (28)
      Accounts payable                                               (311)           (113)
      Accrued liabilities and other                                (4,790)           (870)
                                                                ---------       ---------
     Net cash used in operating activities                           (404)        (32,735)
                                                                ---------       ---------

INVESTING ACTIVITIES - Capital expenditures                          (602)           (712)
                                                                ---------       ---------

FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,155                         118,845
  Proceeds from new credit facility, net of fees of $4,765                         87,832
  Proceeds from Holdings PIK Notes and common stock,
    net of fees of $341                                                            19,659
  Payment of consideration in recapitalization -
    common stock and warrants                                                    (263,875)
  Net borrowings (repayments) under revolving credit loans            500          (1,597)
  Repayment of term loans                                          (2,015)        (45,000)
  Proceeds from issuance of capital stock                                         100,200
                                                                ---------       ---------
     Net cash provided by (used in) financing activities           (1,515)         16,064
                                                                ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                              (2,521)        (17,383)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,729          19,486
                                                                ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     208       $   2,103
                                                                =========       =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the period for interest                      $   9,250       $   1,293
                                                                =========       =========

  Cash paid during the period for income taxes                  $     127       $     506
                                                                =========       =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED DECEMBER 31, 1999 AND JANUARY 1, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1.    DESCRIPTION OF THE BUSINESS AND MERGER

      TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing predominantly the aircraft industry. TransDigm, along with its wholly-owned subsidiaries, Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP") and Adams Rite Aerospace, Inc., ("Adams Rite") (collectively, the "Company") offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps, ball bearing and sliding controls, mechanical hardware, fluid controls, lavatory hardware, electromechanical controls, and oxygen systems related products.

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

      Simultaneously with the Merger, Holdings and TransDigm refinanced all of their existing debt. The Merger, the refinancing, and payment of fees and expenses were funded by (i) existing cash balances, (ii) investments by Odyssey of $100.2 million, (iii) funds from a new $120 million Senior Credit Facility, (iv) funds from $125 million Senior Subordinated Notes and (v) Holdings PIK Notes of $20 million issued to certain stockholders. The Senior Credit Facility was subsequently increased to $154 million in connection with the acquisition of ZMP and Adams Rite (see Note 3).

      In connection with the Merger, the Company incurred a one-time charge of approximately $40 million during the thirteen weeks ended January 1, 1999, consisting primarily of compensation costs recognized as a result of the cancellation of certain stock options, the costs of terminating a financial advisory services agreement, the write-off of deferred financing costs and professional advisory fees.

      Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.    UNAUDITED FINANCIAL INFORMATION

      Except for the September 30, 1999 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen weeks ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.    ACQUISITION

      On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc., the corporate parent of Adams Rite, through a merger. Adams Rite manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded through $36 million of additional borrowings under the Company's credit facility and the use of approximately $5 million of the Company's cash balances. As a result of the acquisition, ZMP and Adams Rite became wholly-owned subsidiaries of TransDigm.

      The Company accounted for the acquisition as a purchase and included the results of operations of the acquired companies in the fiscal 1999 consolidated financial statements from the effective date of the acquisition. The purchase price was allocated based on a preliminary determination of estimated fair values at the date of the acquisition. Goodwill representing the excess of the purchase price over assets acquired of $25.5 million is being amortized on a straight-line basis over forty years.

      The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the thirteen week period ended January 1, 1999 (in thousands):

          Net sales                     $ 37,855

          Operating loss                 (30,686)

          Net loss                       (25,017)


      The consolidated pro-forma operating loss for the thirteen week period ended January 1, 1999 includes approximately $.8 million ($.8 million after tax) of costs directly related to the acquisition.

      This pro-forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the period presented and is not intended to be a projection of future results.

4.       INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                                DECEMBER 31,   SEPTEMBER 30,
                                                   1999            1999

Work-in-progress and finished goods              $ 30,551       $ 28,846
Raw materials and purchased component parts         7,757          7,481
                                                 --------       --------
           Total                                   38,308         36,327
Reserve for excess and obsolete inventory          (6,981)        (7,110)
                                                 --------       --------

Inventories - net                                $ 31,327       $ 29,217
                                                 ========       ========

5.       INCOME TAXES

      Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6% for the thirteen weeks ended December 31, 1999 compared to (23.3)% for the thirteen weeks ended January 1, 1999. The tax benefit recorded for the thirteen weeks ended January 1, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

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

      OTHER - During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

8.    NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001.

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

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $40 million ($29 million after tax) was recorded during the thirteen weeks ended January 1, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new Senior Credit Facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

On April 23, 1999, the Company acquired ZMP, Inc. under the terms of an agreement and plan of reorganization dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded through $36 million of additional borrowings under the Company's Senior Credit Facility and the use of $5 million of the Company's cash balances. Adams Rite is a well established supplier of highly engineered aircraft components that complements the businesses of AdelWiggins, AeroControlex and Marathon. Through the acquisition of ZMP, the Company acquired four additional major product lines of Adams Rite consisting of mechanical hardware, fluid control products, electromechanical control products and oxygen system related products.

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

                                                THIRTEEN WEEKS ENDED
                                          -------------------------------
                                            DECEMBER 31,     JANUARY 1,
                                               1999             1999

Net sales                                       100 %           100 %
                                                ----            ----

Gross profit                                      46              47
Selling and administrative                        12              10
Amortization of intangibles                        2               2
Research and development                           1               1
Merger expenses                                 --               141
                                                ----            ----

Operating income (loss)                           31            (107)
Interest expense- net                             21               8
Provision (benefit) for income taxes               4             (27)
                                                ----            ----

Net income (loss)                                6 %             (88)%
                                                ====            ====


CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 31, 1999 COMPARED WITH THIRTEEN WEEKS ENDED JANUARY 1, 1999.

- NET SALES. Net sales increased by $5.5 million, or 19.5%, to $33.7 million for the quarter ended December 31, 1999 from $28.2 million for the comparable quarter last year, principally due to the acquisition of ZMP, partially offset by a decline in net sales at other Company locations as a result of reduced production volumes in commercial jet transport products as well as inventory reductions at both the OEM's and in the aftermarket. Revenue passenger miles continue to grow; this leads us to believe the aftermarket softness is not a long-term phenomenon.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $2.3 million, or 17.3%, to $15.6 million for the quarter ended December 31, 1999 from $13.3 million from the comparable quarter last year. Gross profit as a percentage of net sales was 46% during the first quarter of fiscal 2000 and 47% during the first quarter of fiscal 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.4 million, or 51.9%, to $4.1 million for the quarter ended December 31, 1999 from $2.7 million for the quarter ended January 1, 1999. This increase principally resulted from the acquisition of ZMP discussed previously as well as the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales increased from 10% for the quarter ended January 1, 1999 to 12% for the quarter ended December 31, 1999.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.1 million, or 20.6%, to $.5 million for the quarter ended December 31, 1999 from $.6 million for the quarter ended January 1, 1999 as a result of certain intangible assets becoming fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense approximated $.4 million for the quarter ended December 31, 1999 and the comparable quarter last year. Research and development expense, as a percentage of net sales, was 1% for both quarters.

- MERGER EXPENSES. Merger costs totaling $39.6 million were incurred during the thirteen weeks ended January 1, 1999 in connection with the Merger and Recapitalization. The nature of the merger-related charges is detailed below:

                                                       (IN THOUSANDS)

Compensation expense on stock options                    $19,437
Management bonuses                                         6,450
Termination of financial advisory service agreement        5,850
Professional fees and expenses                             6,673
Write-off of deferred financing costs                        552
Other                                                        631
                                                         -------

Total                                                    $39,593
                                                         =======

- OPERATING INCOME (LOSS). Operating income increased from a $30.1 million loss in the first quarter of fiscal 1999 to income of $10.6 million in the first quarter of fiscal 2000. Operating income, excluding merger expenses, increased by $1.1 million, or 11.5%. This increase was primarily attributable to the acquisition of ZMP partially offset by the decline in sales volume at other Company locations.

- INTEREST EXPENSE. Interest expense increased by $4.8 million to $7.1 million for the first quarter of fiscal 2000 from $2.3 million for the first quarter of fiscal 1999 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6% for the thirteen weeks ended December 31, 1999 compared to (23.3)% for the thirteen weeks ended January 1, 1999. The tax benefit recorded for the thirteen weeks ended January 1, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company earned $2.1 million for the first quarter of fiscal 2000 compared to a net loss of $24.8 million for the first quarter of fiscal 1999 primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e. orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of December 31, 1999, the Company estimated its sales order backlog at $64.3 million compared to an estimated $62.8 million as of January 1, 1999 (including $19.4 million relating to Adams Rite). The majority of the purchase orders outstanding as of December 31, 1999 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of December 31, 1999 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen week periods ended December 31, 1999 and January 1, 1999 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $.4 million of cash in operating activities during the thirteen weeks ended December 31, 1999 compared to approximately $32.7 million used during the thirteen weeks ended January 1, 1999. Such increase in operating cash flows is due to the one-time merger expenses incurred during the first quarter of fiscal 1999, partially offset by an increase in interest expense as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

Cash used in investing activities was approximately $.6 million during the thirteen weeks ended December 31, 1999 compared to approximately $.7 million used during the thirteen weeks ended January 1, 1999.

Cash used in financing activities during the thirteen weeks ended December 31, 1999 was approximately $1.5 million compared to approximately $16.1 million provided by financing activities during the thirteen weeks ended January 1, 1999. This change in financing cash flows was due to the incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

The interest rate for the Company's existing credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The "Applicable Margin" means the percentage per year equal to (1) in the case of Tranche A Facility and Revolving Credit Facility, (A) bearing an interest rate determined by the Base Rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (B) bearing an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (2) in the case of Tranche B Facility, (A) bearing an interest rate determined by the Base Rate, 2.50%; and (B) bearing an interest rate determined by the Eurodollar Rate, 3.50%. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility.

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

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $.6 million and $.7 million during the thirteen weeks ended December 31, 1999 and January 1, 1999, respectively.

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

IMPACT OF YEAR 2000 ISSUE

The Company has not encountered year 2000 problems with respect to its information technology systems; however, the Company's accounting and business information systems are not complex, and manual procedures could be performed for a period of time to provide the information necessary to continue to operate the business. In the event that year 2000 problems arise within embedded systems, the Company intends to employ its existing subcontractor machinists to manufacture the affected components. The Company will continue to monitor year 2000 issues.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen week periods ended December 31, 1999 and January 1, 1999 was $.6 million and $.2 million, respectively.

PART I:      FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 31, 1999, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $118.1 million of borrowings outstanding under the credit facility at December 31, 1999 was 9.5%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on December 31, 1999 by approximately $6 million.

Also outstanding at December 31, 1999 was $125 million of Company indebtedness in the form of subordinated notes and $22.6 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. Although management believes that the fair value of these debt obligations approximates their outstanding balance at December 31, 1999, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings by $13.2 million and $2.4 million, respectively.

PART II:        OTHER INFORMATION

ITEM 6         Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27 Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on February 14, 2000.

TRANSDIGM HOLDING COMPANY

By:      /s/ PETER B. RADEKEVICH
       ---------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer



TRANSDIGM INC.

By:        /s/ PETER B. RADEKEVICH
       ---------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer



MARATHON POWER TECHNOLOGIES COMPANY

By:        /s/ PETER B. RADEKEVICH
       ---------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer



ZMP, INC.

By:        /s/ PETER B. RADEKEVICH
       ---------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer



ADAMS RITE AEROSPACE, INC.

By:        /s/ PETER B. RADEKEVICH
       ---------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                    DATE

*                                         Chief Executive Officer (Principal                          February 14, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                       February 14, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                February 14, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                    February 14, 2000
-----------------------------------
     Stephen Berger

*                                         Director                                                    February 14, 2000
-----------------------------------
     William Hopkins

*                                         Director                                                    February 14, 2000
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                    February 14, 2000
-----------------------------------
     John W. Paxton

*                                         Director                                                    February 14, 2000
-----------------------------------
     Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                    DATE

*                                         Chief Executive Officer (Principal                          February 14, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                       February 14, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                February 14, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                    February 14, 2000
-----------------------------------
     Stephen Berger

*                                         Director                                                    February 14, 2000
-----------------------------------
     William Hopkins

*                                         Director                                                    February 14, 2000
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                    February 14, 2000
-----------------------------------
     John W. Paxton

*                                         Director                                                    February 14, 2000
-----------------------------------
     Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                    DATE

*                                         Chief Executive Officer (Principal                          February 14, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 14, 2000
-----------------------------------
     Albert J. Rodriguez

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                February 14, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                    February 14, 2000
-----------------------------------
     W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                    DATE

*                                         Chairman of the Board and Executive Vice                    February 14, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 14, 2000
-----------------------------------
     John F. Leary

    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                       February 14, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich

*                                         Executive Vice President and Director                       February 14, 2000
-----------------------------------
     W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                    DATE

*                                         Chairman of the Board and Executive Vice                    February 14, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 14, 2000
-----------------------------------
     John F. Leary

    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                       February 14, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich

*                                         Executive Vice President and Director                       February 14, 2000
-----------------------------------
     W. Nicholas Howley

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrants and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                      By:         /s/ Peter B. Radekevich
                                           ------------------------------
                                                  Peter B. Radekevich,
                                                  ATTORNEY-IN-FACT

EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999



EXHIBIT NO.            DESCRIPTION                           PAGE

27                 Financial Data Schedule                    22