Form 10-Q
period 2000-03-31
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 2000-05-10
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number                          333-71397
                       ---------------------------------------------------------

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company,
--------------------------------------------------------------------------------
ZMP, Inc. and Adams Rite Aerospace, Inc.
--------------------------------------------------------------------------------
    (Exact name of co-registrants as specified in their respective charters)

           Delaware                                        13-3733378
--------------------------------------------------------------------------------
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


26380 Curtiss Wright Parkway, Richmond Heights, Ohio                 44143
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

                                                           YES  X     No
                                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding
Company, $0.01 Par Value                                    121,763
------------------------------------------       -------------------------------
            (Class)                              (Outstanding at March 31, 2000)

Class A Common Stock (Non-Voting) of
TransDigm Holding Company, $0.01 Par Value                    -0-
------------------------------------------       -------------------------------
            (Class)                              (Outstanding at March 31, 2000)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX

                                                                                                 Page

Part I            Financial Information

       Item 1     Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 and
                  September 30, 1999                                                               1

                  Consolidated Statements of Operations - Thirteen and Twenty-Six Weeks
                  Ended March 31, 2000 and April 2, 1999                                           2

                  Consolidated Statement of Changes in Stockholders' Equity (Deficiency) -
                  Twenty-Six Weeks Ended March 31, 2000                                            3

                  Consolidated Statements of Cash Flows - Twenty-Six Weeks
                  Ended March 31, 2000 and April 2, 1999                                           4

                  Notes to Consolidated Financial Statements                                       5

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        9

       Item 3     Quantitative and Qualitative Disclosure About Market Risk                       17

Part II:          Other Information

       Item 6     Exhibits and Reports on Form 8-K                                                18

Signatures                                                                                        19

Exhibit Index                                                                                     26

PART I:  FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                         MARCH 31,
                                                            2000          SEPTEMBER 30,
ASSETS                                                  (UNAUDITED)           1999

CURRENT ASSETS:
  Cash and cash equivalents                              $     894         $   2,729
  Accounts receivable, net                                  22,271            22,399
  Inventories                                               33,991            29,217
  Income taxes refundable                                    2,319             2,810
  Deferred income taxes and other                            7,593             7,012
                                                         ---------         ---------
           Total current assets                             67,068            64,167

PROPERTY, PLANT AND EQUIPMENT - Net                         25,225            25,422

INTANGIBLE ASSETS - Net                                     59,554            58,555

DEBT ISSUE COSTS - Net                                      10,318            10,951

DEFERRED INCOME TAXES AND OTHER                              5,367             5,322
                                                         ---------         ---------

TOTAL                                                    $ 167,532         $ 164,417
                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                      $   9,197         $   7,595
  Accounts payable                                           5,718             5,322
  Accrued liabilities                                       16,081            15,719
                                                         ---------         ---------
           Total current liabilities                        30,996            28,636

LONG-TERM DEBT - Less current portion                      254,765           258,962

NON-CURRENT PORTION OF ACCRUED PENSION
  COSTS AND OTHER                                            3,112             3,118
                                                         ---------         ---------
           Total liabilities                               288,873           290,716
                                                         ---------         ---------

COMMITMENTS AND CONTINGENCIES                                    -                 -
                                                         ---------         ---------

REDEEMABLE COMMON STOCK                                      2,169             1,323
                                                         ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                             102,238           102,097
  Retained deficit                                        (225,266)         (229,237)
  Accumulated other comprehensive loss                        (482)             (482)
                                                         ---------         ---------
           Total stockholders' deficiency                 (123,510)         (127,622)
                                                         ---------         ---------

TOTAL                                                    $ 167,532         $ 164,417
                                                         =========         =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS
ENDED MARCH 31, 2000 AND APRIL 2, 1999
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                THIRTEEN WEEKS                TWENTY-SIX WEEKS
                                           ------------------------       --------------------------
                                           MARCH 31,       APRIL 2,        MARCH 31,        APRIL 2,
                                             2000            1999            2000            1999

NET SALES                                  $ 36,434        $ 31,129        $ 70,168        $ 59,323

COST OF SALES                                19,825          15,993          37,960          30,930
                                           --------        --------        --------        --------

GROSS PROFIT                                 16,609          15,136          32,208          28,393
                                           --------        --------        --------        --------

OPERATING EXPENSES:
  Selling and administrative                  4,059           2,727           8,191           5,412
  Amortization of intangibles                   435             254             947             899
  Research and development                      587             566             972           1,014
  Merger expenses                                               118                          39,711
                                           --------        --------        --------        --------

           Total operating expenses           5,081           3,665          10,110          47,036
                                           --------        --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                11,528          11,471          22,098         (18,643)

INTEREST EXPENSE - Net                        7,030           6,547          14,125           8,823
                                           --------        --------        --------        --------

INCOME (LOSS) BEFORE
  INCOME TAXES                                4,498           4,924           7,973         (27,466)

INCOME TAX PROVISON (BENEFIT)                 1,781           1,966           3,156          (5,600)
                                           --------        --------        --------        --------

NET INCOME (LOSS)                          $  2,717        $  2,958        $  4,817        $(21,866)
                                           ========        ========        ========        ========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE TWENTY-SIX WEEKS ENDED MARCH 31, 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     ACCUMULATED
                                                      RETAINED          OTHER
                                      COMMON          EARNINGS      COMPREHENSIVE
                                       STOCK          (DEFICIT)          LOSS         TOTAL

BALANCE, OCTOBER 1, 1999             $ 102,097        $(229,237)      $   (482)     $(127,622)

NET INCOME                                                4,817                         4,817

EXERCISE OF STOCK OPTIONS                  141                                            141

ACCRETION OF REDEEMABLE
  COMMON STOCK                                             (846)                         (846)
                                     ---------        ---------       --------      ---------

BALANCE, MARCH 31, 2000              $ 102,238        $(225,266)      $   (482)     $(123,510)
                                     =========        =========       ========      =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED MARCH 31, 2000 AND APRIL 2, 1999
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        TWENTY-SIX WEEKS
                                                                  -----------------------------
                                                                   MARCH 31,         APRIL 2,
                                                                     2000              1999
OPERATING ACTIVITIES:
  Net income (loss)                                               $   4,817         $ (21,866)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                      2,154             1,915
    Amortization of intangibles                                         947               899
    Amortization of debt issue costs                                    633             1,119
    Interest deferral on Holdings PIK Notes                           1,280               800
    Changes in assets and liabilities,
      net of effects from acquisition of business:
      Accounts receivable                                               555            (7,061)
      Inventories                                                    (3,439)              (57)
      Refundable income taxes                                           497            (5,764)
      Other assets                                                      (64)               22
      Accounts payable                                                  237            (1,830)
      Accrued liabilities and other                                  (1,369)            2,662
                                                                  ---------         ---------
     Net cash provided by (used in) operating activities              6,248           (29,161)
                                                                  ---------         ---------

INVESTING ACTIVITIES:
  Capital expenditures                                               (1,849)           (1,727)
  Acquisition of Christie Electric Corp.                             (2,500)                -
                                                                  ---------         ---------
     Net cash used in investing activities                           (4,349)           (1,727)
                                                                  ---------         ---------

FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,155                             118,766
  Proceeds from new credit facility, net of fees of $4,765                             87,832
  Proceeds from Holdings PIK Notes and common stock,
    net of fees of $341                                                                19,659
  Payment of consideration in recapitalization -
    common stock and warrants                                                        (263,875)
  Net repayments under revolving credit loans                                          (2,597)
  Repayment of term loans                                            (3,875)          (45,000)
  Proceeds from issuance of capital stock                               141           100,200
  Purchase of capital stock                                               -               (28)
                                                                  ---------         ---------
     Net cash provided by (used in) financing activities             (3,734)           14,957
                                                                  ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (1,835)          (15,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,729            19,486
                                                                  ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     894         $   3,555
                                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                        $  12,023         $   3,263
                                                                  =========         =========

  Cash paid during the period for income taxes                    $   2,687         $     544
                                                                  =========         =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED MARCH 31, 2000 AND APRIL 2, 1999
--------------------------------------------------------------------------------

1.    DESCRIPTION OF THE BUSINESS AND MERGER

      TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing predominantly the aircraft industry. TransDigm, along with its wholly-owned subsidiaries, Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP"), Adams Rite Aerospace, Inc., ("Adams Rite") and Christie Electric Corp. ("Christie") (collectively, the "Company"), offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps, ball bearing and sliding controls, mechanical hardware, fluid controls, lavatory hardware, electromechanical controls, and oxygen systems related products.

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

      In connection with the Merger, the Company incurred a one-time charge of approximately $40 million during the twenty-six weeks ended April 2, 1999, consisting primarily of compensation costs recognized as a result of the cancellation of certain stock options, the costs of terminating a financial advisory services agreement, the write-off of deferred financing costs and professional advisory fees.

      Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.    UNAUDITED FINANCIAL INFORMATION

      Except for the September 30, 1999 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.    ACQUISITIONS

      ZMP AND ADAMS RITE - On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc., the corporate parent of Adams Rite, through a merger. Adams Rite manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded through $36 million of additional borrowings under the Company's credit facility and the use of approximately $5 million of the Company's cash balances. As a result of the acquisition, ZMP and Adams Rite became wholly-owned subsidiaries of TransDigm.

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

      The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the twenty-six weeks ended April 2, 1999 (in thousands):

        Net sales                                      $ 77,276

        Operating loss                                  (18,726)

        Net loss                                        (20,288)


      The consolidated pro-forma operating loss for the twenty-six weeks ended April 2, 1999 includes approximately $.8 million (after tax) of costs directly related to the acquisition.

      This pro-forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the period presented and is not intended to be a projection of future results.

      CHRISTIE - On March 8, 2000, Marathon acquired all of the issued and outstanding common shares of Christie Electric Corp. for $2.5 million. The Company accounted for the acquisition as a purchase and included the results of operations of Christie in its fiscal 2000 consolidated financial statements from the effective date of the acquisition. Goodwill of $1.9 million, which resulted from the acquisition, is being amortized on a straight-line basis over forty years.

      Pro-forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and twenty-six weeks ended March 31, 2000 and April 2, 1999, are not significant, and accordingly, are not provided.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                                       MARCH 31,   SEPTEMBER 30,
                                                         2000          1999

      Work-in-progress and finished goods              $ 33,561     $ 28,846
      Raw materials and purchased component parts         7,395        7,481
                                                       --------     --------
               Total                                     40,956       36,327
      Reserve for excess and obsolete inventory          (6,965)      (7,110)
                                                       --------     --------

      Inventories - net                                $ 33,991     $ 29,217
                                                       ========     ========

5.    INCOME TAXES

      Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6% for the twenty-six weeks ended March 31, 2000 compared to (20.4)% for the twenty-six weeks ended April 2, 1999. The tax benefit recorded for the twenty-six weeks ended April 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

6.    REDEEMABLE COMMON STOCK

      The redeemable common stock represents the estimated value of common stock held by management shareholders that have certain put rights.

7.    CONTINGENCIES

      ENVIRONMENTAL - The soil and groundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because an escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, the Company does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures; however, there can be no assurance that additional contamination will not be discovered or that the remediation required by TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

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

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $40 million ($29 million after tax) was recorded during the twenty-six weeks ended April 2, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new Senior Credit Facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

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

On March 8, 2000, Marathon acquired Christie Electric Corp. for $2.5 million. Christie is a well established supplier of battery charging and analyzing equipment, complete battery management systems and power suppliers. The product lines of Christie are a complement to Marathon's business.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

                                             THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                            ----------------------   ----------------------
                                             MARCH 31,    APRIL 2,    MARCH 31,   APRIL 2,
                                               2000        1999        2000         1999

Net sales                                       100 %       100 %       100 %        100 %
                                              -----       -----       -----        -----

Gross profit                                     46          49          46           48
Selling and administrative                       11           9          12            9
Amortization of intangibles                       1           1           1            2
Research and development                          2           2           1            2
Merger expenses                                                                       66
                                              -----       -----       -----        -----

Operating income (loss)                          32          37          32          (31)
Interest expense- net                            19          21          20           15
Provision (benefit) for income taxes              5           6           5           (9)
                                              -----       -----       -----        -----

Net income (loss)                                 8 %        10 %         7 %        (37)%
                                              =====       =====       =====        =====

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2000 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 2, 1999.

- NET SALES. Net sales increased by $5.3 million, or 17.0%, to $36.4 million for the quarter ended March 31, 2000 from $31.1 million for the comparable quarter last year, principally due to the acquisition of ZMP in the prior year, partially offset by a decline in net sales at other Company locations as a result of reduced production volumes in commercial jet transport products as well as inventory reductions at both the OEMs and in the aftermarket. Revenue passenger miles continue to grow; this leads us to believe the aftermarket softness is not a long-term phenomenon.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $1.5 million, or 9.9%, to $16.6 million for the quarter ended March 31, 2000 from $15.1 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 46% during the second quarter of fiscal 2000 and 49% during the second quarter of fiscal 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.4 million, or 52%, to $4.1 million for the quarter ended March 31, 2000 from $2.7 million for the quarter ended April 2, 1999. This increase principally resulted from the acquisition of ZMP discussed previously as well as the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales increased from 9% for the quarter ended April 2, 1999 to 11% for the quarter ended March 31, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.1 million, or 33%, to $0.4 million for the quarter ended March 31, 2000 from $0.3 million for the quarter ended April 2, 1999.

- RESEARCH AND DEVELOPMENT. Research and development expense approximated $0.6 million for the quarter ended March 31, 2000 and the comparable quarter last year. Research and development expense, as a percentage of net sales, was 2.0% for both quarters.

- MERGER EXPENSES. Additional merger costs totaling $.1 million were incurred during the second quarter of fiscal 1999 in connection with the Merger and Recapitalization.

- OPERATING INCOME. Operating income of $11.6 million in the second quarter of fiscal 2000 was comparable to operating income in the second quarter of fiscal 1999.

- INTEREST EXPENSE. Interest expense increased by $0.4 million, or 6%, to $7.0 million for the second quarter of fiscal 2000 from $6.6 million for the second quarter of fiscal 1999.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was 39.6% for the thirteen weeks ended March 31, 2000 compared to 39.9% for the thirteen weeks ended April 2, 1999.

- NET INCOME (LOSS). The Company earned $2.7 million for the second quarter of fiscal 2000 compared to $2.9 million earned for the second quarter of fiscal 1999 primarily as a result of the factors referred to above.

TWENTY-SIX WEEKS ENDED MARCH 31, 2000 COMPARED WITH TWENTY-SIX WEEKS ENDED APRIL 2, 1999.

- NET SALES. Net sales increased by $10.9 million, or 18.4%, to $70.2 million for the twenty-six weeks ended March 31, 2000 from $59.3 million for the comparable twenty-six weeks last year, principally due to the acquisition of ZMP, partially offset by a decline in net sales at other Company locations as a result of reduced production volumes in commercial jet transport products as well as inventory reductions at both the OEMs and in the aftermarket. Revenue passenger miles continue to grow; this leads us to believe the aftermarket softness is not a long-term phenomenon.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $3.8 million, or 13.4%, to $32.2 million for the twenty-six weeks ended March 31, 2000 from $28.4 million for the comparable twenty-six weeks last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 46% during the twenty-six weeks ended March 31, 2000 and 48% during the twenty-six weeks ended April 2, 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $2.8 million, or 52%, to $8.2 million for the twenty-six weeks ended March 31, 2000 from $5.4 million for the twenty-six weeks ended April 2, 1999. This increase principally resulted from the acquisition of ZMP discussed previously as well as the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales increased from 9% for the twenty-six weeks ended April 2, 1999 to 12% for the twenty-six weeks ended March 31, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles was comparable at $.9 million for the twenty-six weeks ended March 31, 2000 and April 2, 1999.

- RESEARCH AND DEVELOPMENT. Research and development expense approximated $1.0 million for the twenty-six weeks ended March 31, 2000 and April 2, 1999. Research and development expense, as a percentage of net sales, was 1% for both twenty-six week periods.

- MERGER EXPENSES. Merger costs totaling $39.7 million were incurred during the twenty-six weeks ended April 2, 1999 in connection with the Merger and Recapitalization. The nature of the merger-related charges is detailed below:

                                                       (IN THOUSANDS)

Compensation expense on stock options                      $19,437
Management bonuses                                           6,450
Termination of financial advisory service agreement          5,850
Professional fees and expenses                               6,791
Write-off of deferred financing costs                          552
Other                                                          631
                                                           -------

Total                                                      $39,711
                                                           =======

- OPERATING INCOME (LOSS). Operating income increased from a $18.6 million loss for the twenty-six weeks ended April 2, 1999 to income of $22.1 million for the twenty-six weeks ended March 31, 2000. Operating income, excluding merger expenses, increased by $1.0 million, or 4.8%. This increase was primarily attributable to the acquisition of ZMP partially offset by the decline in sales volume at other Company locations.

- INTEREST EXPENSE. Interest expense increased by $5.3 million to $14.1 million for the twenty-six weeks ended March 31, 2000 from $8.8 million for the twenty-six weeks ended April 2, 1999 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6% for the twenty-six weeks ended March 31, 2000 compared to (20.4)% for the twenty-six weeks ended April 2, 1999. The tax benefit recorded for the twenty-six weeks ended April 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company earned $4.8 million for the twenty-six weeks ended March 31, 2000 compared to a net loss of $21.9 million for the twenty-six weeks ended April 2, 1999 primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of March 31, 2000, the Company estimated its sales order backlog at $73.4 million compared to an estimated $63.6 million as of April 2, 1999 (including $16.5 million relating to Adams Rite). The majority of the purchase orders outstanding as of March 31, 2000 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of March 31, 2000 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen and twenty-six week periods ended March 31, 2000 and April 2, 1999 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the twenty-six weeks ended March 31, 2000 was approximately $6.2 million compared to approximately $29.2 million used during the twenty-six weeks ended April 2, 1999. Such increase in operating cash flows is due to the one-time merger expenses incurred during the twenty-six weeks ended April 2, 1999, partially offset by an increase in interest expense as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

Cash used in investing activities was approximately $4.3 million during the twenty-six weeks ended March 31, 2000 compared to approximately $1.7 million used during the twenty-six weeks ended April 2, 1999. The increase is mainly due to the acquisition of Christie Electric Corp. in March 2000.

Cash used in financing activities during the twenty-six weeks ended March 31, 2000 was approximately $3.7 million compared to approximately $15.0 million provided by financing activities during the twenty-six weeks ended April 2, 1999. This change in financing cash flows was due to the incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

The interest rate for the Company's existing credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The "Applicable Margin" means the percentage per year equal to (1) in the case of Tranche A Facility and Revolving Credit Facility, (A) bearing an interest rate determined by the Base Rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (B) bearing an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (2) in the case of Tranche B Facility, (A) bearing an interest rate determined by the Base Rate, 2.50%; and (B) bearing an interest rate determined by the Eurodollar Rate, 3.50%. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility. At March 31, 2000, the Company had $30 million of borrowings (the entire revolving credit line) available under the credit facility.

The subordinated notes bear interest at 10 3/8 % and do not require principal payments prior to maturity. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date and the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to amortize the outstanding indebtedness under each of the Tranche A and the Tranche B Facilities and contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $1.8 million and $1.7 million during the twenty-six weeks ended March 31, 2000 and April 2, 1999, respectively.

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

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and twenty-six week periods ended March 31, 2000 was $.7 million and $1.3 million, respectively. Interest expense recognized on these notes during the thirteen and twenty-six week periods ended April 2, 1999 was $.6 million and $.8 million, respectively.

PART I: FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 31, 2000, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $115.7 million of borrowings outstanding under the credit facility at March 31, 2000 was 9.3%. The effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of the borrowings outstanding under the credit facility on March 31, 2000 by approximately $5.5 million.

Also outstanding at March 31, 2000 was $125 million of Company indebtedness in the form of subordinated notes and $23.3 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. Although management believes that the fair value of these debt obligations approximates their outstanding balance, at March 31, 2000, the effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of the borrowings by $10.6 million and $1.9 million, respectively.

PART II:   OTHER INFORMATION

 ITEM 6    Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on May 10, 2000.

TRANSDIGM HOLDING COMPANY

By:      /s/ PETER B. RADEKEVICH
       -----------------------------------
               Peter B. Radekevich
             Chief Financial Officer

TRANSDIGM INC.

By:        /s/ PETER B. RADEKEVICH
       ------------------------------------
               Peter B. Radekevich
             Chief Financial Officer

MARATHON POWER TECHNOLOGIES COMPANY

By:        /s/ PETER B. RADEKEVICH
       -------------------------------------
               Peter B. Radekevich
             Chief Financial Officer


ZMP, INC.

By:        /s/ PETER B. RADEKEVICH
       -------------------------------------
                Peter B. Radekevich
              Chief Financial Officer


ADAMS RITE AEROSPACE, INC.

By:        /s/ PETER B. RADEKEVICH
       --------------------------------------
                Peter B. Radekevich
              Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                          DATE

*                                         Chief Executive Officer (Principal                                May 10, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                             May 10, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                      May 10, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                          May 10, 2000
-----------------------------------
     Stephen Berger

*                                         Director                                                          May 10, 2000
-----------------------------------
     William Hopkins

*                                         Director                                                          May 10, 2000
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                          May 10, 2000
-----------------------------------
     John W. Paxton

*                                         Director                                                          May 10, 2000
-----------------------------------
     Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                          DATE

*                                         Chief Executive Officer (Principal                                May 10, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                             May 10, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                      May 10, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                          May 10, 2000
-----------------------------------
     Stephen Berger

*                                         Director                                                          May 10, 2000
-----------------------------------
     William Hopkins

*                                         Director                                                          May 10, 2000
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                          May 10, 2000
-----------------------------------
     John W. Paxton

*                                         Director                                                          May 10, 2000
-----------------------------------
     Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                           DATE

*                                         Chief Executive Officer (Principal                                May 10, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                           May 10, 2000
-----------------------------------
     Albert J. Rodriguez

    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                      May 10, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich

*                                         Director                                                          May 10, 2000
-----------------------------------
     W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                          DATE

*                                         Chairman of the Board and Executive Vice                          May 10, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                           May 10, 2000
-----------------------------------
     John F. Leary

    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                             May 10, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich

*                                         Executive Vice President and Director                             May 10, 2000
-----------------------------------
     W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                        TITLE                                               DATE

*                                         Chairman of the Board and Executive Vice                          May 10, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                           May 10, 2000
-----------------------------------
     John F. Leary

    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                             May 10, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich

*                                         Executive Vice President and Director                             May 10, 2000
-----------------------------------
     W. Nicholas Howley

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-Q pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrant and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                           By:      /s/ Peter B. Radekevich
                                               ---------------------------------
                                                    Peter B. Radekevich,
                                                    ATTORNEY-IN-FACT

EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000



EXHIBIT NO.              DESCRIPTION                       PAGE

    27              Financial Data Schedule                 24