Form 10-Q
period 2000-06-30
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC; CHRISTIE ELECTRIC CORP
filed 2000-08-11
CIK 1077670, 1077672, 1077673, 1084401, 1084402, 1121750

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number                                     333-71397
                      ------------------------------------------------------------------------------------------

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company, ZMP, Inc.,
----------------------------------------------------------------------------------------------------------------
Adams Rite Aerospace, Inc., and Christie Electric Corp.
----------------------------------------------------------------------------------------------------------------
    (Exact name of co-registrants as specified in their respective charters)

                Delaware                                                                 13-3733378
----------------------------------------------------------------------------------------------------------------
(State or other Jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio                                         44143
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

                                                  (216) 289-4939
----------------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)


----------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                          YES X            No ___
                                                                             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                                                              121,720
----------------------------------------------------------------            --------------------------------------
                           (Class)                                                  (Outstanding at June 30, 2000)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company, $0.01 Par Value                                                     -0-
----------------------------------------------------------------            --------------------------------------
                           (Class)                                                  (Outstanding at June 30, 2000)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - June 30, 2000 and
                  September 30, 1999                                                                              1

                  Consolidated Statements of Operations - Thirteen and Thirty-Nine Weeks
                  Ended June 30, 2000 and July 2, 1999                                                            2

                  Consolidated Statement of Changes in Stockholders' Equity (Deficiency) -
                  Thirty-Nine Weeks Ended June 30, 2000                                                           3

                  Consolidated Statements of Cash Flows - Thirty-Nine Weeks
                  Ended June 30, 2000 and July 2, 1999                                                            4

                  Notes to Consolidated Financial Statements                                                    5-8

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    9-14

       Item 3     Quantitative and Qualitative Disclosure About Market Risk                                      15



PART II:          OTHER INFORMATION

       Item 6     Exhibits and Reports on Form 8-K                                                               16



SIGNATURES                                                                                                    17-23



EXHIBIT INDEX                                                                                                    24

PART I: FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                       JUNE 30,
                                                         2000         SEPTEMBER 30,
ASSETS                                                (UNAUDITED)        1999

CURRENT ASSETS:
  Cash and cash equivalents                            $   2,796       $   2,729
  Accounts receivable, net                                24,754          22,399
  Inventories                                             33,824          29,217
  Income taxes refundable                                    593           2,810
  Deferred income taxes and other                          9,057           7,012
                                                       ---------       ---------
           Total current assets                           71,024          64,167

PROPERTY, PLANT AND EQUIPMENT - Net                       25,227          25,422

INTANGIBLE ASSETS - Net                                   57,933          58,555

DEBT ISSUE COSTS - Net                                     9,915          10,951

DEFERRED INCOME TAXES AND OTHER                            5,443           5,322
                                                       ---------       ---------

TOTAL                                                  $ 169,542       $ 164,417
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt                    $  14,075       $   7,595
  Accounts payable                                         6,073           5,322
  Accrued liabilities                                     12,772          15,719
                                                       ---------       ---------
           Total current liabilities                      32,920          28,636

LONG-TERM DEBT - Less current portion                    252,687         258,962

NON-CURRENT PORTION OF ACCRUED PENSION
  COSTS AND OTHER                                          3,122           3,118
                                                       ---------       ---------
           Total liabilities                             288,729         290,716
                                                       ---------       ---------

COMMITMENTS AND CONTINGENCIES                               --              --
                                                       ---------       ---------

REDEEMABLE COMMON STOCK                                      670           1,323
                                                       ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                           102,482         102,097
  Retained deficit                                      (221,837)       (229,237)
  Accumulated other comprehensive loss                      (502)           (482)
                                                       ---------       ---------
           Total stockholders' deficiency               (119,857)       (127,622)
                                                       ---------       ---------

TOTAL                                                  $ 169,542       $ 164,417
                                                       =========       =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS
ENDED JUNE 30, 2000 AND JULY 2, 1999
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                               THIRTEEN WEEKS             THIRTY-NINE WEEKS
                                         ------------------------      -------------------------
                                          JUNE 30,        JULY 2,      JUNE 30,         JULY 2,
                                            2000           1999          2000            1999

NET SALES                                $  40,233      $  36,438      $ 110,401       $  95,761

COST OF SALES                               22,054         19,750         60,014          50,680
                                         ---------      ---------      ---------       ---------

GROSS PROFIT                                18,179         16,688         50,387          45,081
                                         ---------      ---------      ---------       ---------

OPERATING EXPENSES:
  Selling and administrative                 4,249          3,993         12,440           9,405
  Amortization of intangibles                  447            563          1,394           1,462
  Research and development                     505            631          1,477           1,645
  Merger expenses                                             352                         40,063
                                         ---------      ---------      ---------       ---------

           Total operating expenses          5,201          5,539         15,311          52,575
                                         ---------      ---------      ---------       ---------

INCOME (LOSS) FROM OPERATIONS               12,978         11,149         35,076          (7,494)

INTEREST EXPENSE - Net                       7,292          7,128         21,417          15,951
                                         ---------      ---------      ---------       ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                               5,686          4,021         13,659         (23,445)

INCOME TAX PROVISON (BENEFIT)                2,257          1,585          5,413          (4,015)
                                         ---------      ---------      ---------       ---------

NET INCOME (LOSS)                        $   3,429      $   2,436      $   8,246       $ (19,430)
                                         =========      =========      =========       =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                      RETAINED              OTHER
                                                   COMMON             EARNINGS          COMPREHENSIVE
                                                   STOCK              (DEFICIT)              LOSS               TOTAL

BALANCE, OCTOBER 1, 1999                           $ 102,097          $(229,237)           $  (482)           $(127,622)

NET INCOME                                                                8,246                                   8,246

PURCHASE OF COMMON STOCK                                 (77)                                                       (77)

EXERCISE OF STOCK OPTIONS                                162                                                        162

INCOME TAX BENEFIT FROM
  EXERCISE OF STOCK OPTIONS
  AND PURCHASE OF COMMON
  STOCK                                                  300                                                        300

ACCRETION OF REDEEMABLE
  COMMON STOCK                                                             (846)                                   (846)

OTHER COMPREHENSIVE LOSS                                                                       (20)                 (20)
                                                   ---------          ---------            -------            ---------

BALANCE, JUNE 30, 2000                             $ 102,482          $(221,837)           $  (502)           $(119,857)
                                                   =========          =========            =======            =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2000 AND JULY 2, 1999
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       THIRTY-NINE WEEKS
                                                                   --------------------------
                                                                    JUNE 30,         JULY 2,
                                                                      2000            1999
OPERATING ACTIVITIES:
  Net income (loss)                                                $   8,246       $ (19,430)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                       3,354           3,002
    Amortization of intangibles                                        1,394           1,462
    Amortization of debt issue costs                                   1,036           1,547
    Interest deferral on Holdings PIK Notes                            1,940           1,400
    Changes in assets and liabilities,
      net of effects from acquisition of business:
      Accounts receivable                                             (1,928)         (7,468)
      Inventories                                                     (3,272)            215
      Refundable income taxes                                          2,526          (4,763)
      Prepaid expenses and other assets                                 (203)           (178)
      Accounts payable                                                   592              33
      Accrued liabilities                                             (4,791)           (934)
                                                                   ---------       ---------
     Net cash provided by (used in) operating activities               8,894         (25,114)
                                                                   ---------       ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                (3,038)         (2,604)
  Acquisition of Christie Electric Corp.                              (2,500)
  Acquisition of ZMP, Inc.                                                           (41,556)
                                                                   ---------       ---------
     Net cash used in investing activities                            (5,538)        (44,160)
                                                                   ---------       ---------

FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,808                            118,192
  Proceeds from new credit facility, net of fees of $5,369                           118,639
  Proceeds from Holdings PIK Notes and common stock,
    net of fees of $341                                                               19,659
  Payment of consideration in recapitalization -
    common stock and warrants                                                       (263,875)
  Net borrowings under revolving credit loans                          4,000           2,250
  Repayment of term loans                                             (5,735)        (45,000)
  Proceeds from issuance of common stock                                  22         100,677
  Purchase of common stock, including redeemable common stock         (1,576)            (28)
                                                                   ---------       ---------
     Net cash provided by (used in) financing activities              (3,289)         50,514
                                                                   ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          67         (18,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,729          19,486
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   2,796       $     726
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                         $  21,270       $  13,152
                                                                   =========       =========

  Cash paid during the period for income taxes                     $   2,889       $   1,172
                                                                   =========       =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED JUNE 30, 2000 AND JULY 2, 1999
--------------------------------------------------------------------------------

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

         In connection with the Merger, Kelso Investment Associates IV, LP and Kelso Equity Partners II, LP (collectively, "Kelso") retained approximately 15.4 percent of the Surviving Corporation's outstanding common stock (the "Rolled Shares"). In addition, certain members of management of Holdings agreed, in connection with and as a condition to entering into the Merger Agreement, to rollover stock options with an estimated gross and net value of approximately $17.2 million and $13.7 million, respectively. The Merger was treated as a Recapitalization (the "Recapitalization") for financial reporting purposes, which had no impact on the historical basis of Holdings' consolidated assets and liabilities.

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

2.       UNAUDITED FINANCIAL INFORMATION

         Except for the September 30, 1999 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the thirty-nine weeks ended July 2, 1999 (in thousands):

          Net sales                                           $ 116,567

          Operating loss                                         (9,560)

          Net loss                                              (22,070)


         The consolidated pro-forma operating loss for the thirty-nine week period ended July 2, 1999 includes the following charges recognized by Adams Rite prior to the acquisition: (1) $1.4 million ($.84 million after tax) for compensation expense recognized in connection with a common stock warrant granted to its former chief executive officer and
         (2) $.8 million ($.8 million after tax) for costs directly related to the acquisition.

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

         Pro-forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and thirty-nine weeks ended June 30, 2000 and July 2, 1999, are not significant, and accordingly, are not provided.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                                  JUNE 30,    SEPTEMBER 30,
                                                    2000           1999

Work-in-progress and finished goods              $ 31,278       $ 28,846
Raw materials and purchased component parts         9,525          7,481
                                                 --------       --------
           Total                                   40,803         36,327
Reserve for excess and obsolete inventory          (6,979)        (7,110)
                                                 --------       --------

Inventories - net                                $ 33,824       $ 29,217
                                                 ========       ========



5.       INCOME TAXES

         Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6 percent for the thirty-nine weeks ended June 30, 2000 compared to (17.1) percent for the thirty-nine weeks ended July 2, 1999. The tax benefit recorded for the thirty-nine weeks ended July 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

6.       REDEEMABLE COMMON STOCK

         The redeemable common stock represents the estimated value of common stock held by management shareholders that have certain put rights.

7.       CONTINGENCIES

         ENVIRONMENTAL - The soil and groundwater beneath the Company's facility in Waco, Texas has been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because an escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, the Company does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures; however, there can be no assurance that additional contamination will not be discovered or that the remediation required by TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

         OTHER - During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

8.       NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
         (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001.

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

On March 8, 2000, Marathon acquired Christie Electric Corp. for $2.5 million. Christie is a well established supplier of battery charging and analyzing equipment, complete battery management systems and power supplies. The product lines of Christie are a complement to Marathon's business.

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

                                         THIRTEEN WEEKS ENDED THIRTY-NINE WEEKS ENDED
                                         -------------------- -----------------------
                                          JUNE 30,   JULY 2,   JUNE 30,     JULY 2,
                                           2000      1999       2000         1999

Net sales                                  100%       100%       100%        100%
                                          ----       ----       ----        ----

Gross profit                                45         46         45          47
Selling and administrative                  11         11         11          10
Amortization of intangibles                  1          2          1           2
Research and development                     1          2          1           2
Merger expenses                             --          1         --          41
                                          ----       ----       ----        ----

Operating income (loss)                     32         30         32          (8)
Interest expense- net                       18         20         19          16
Provision (benefit) for income taxes         6          4          5          (4)
                                          ----       ----       ----        ----
Net income (loss)                            8%         6%         8%        (20)%
                                          ====       ====       ====        ====



CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2000 COMPARED WITH THIRTEEN WEEKS ENDED JULY 2, 1999.

- NET SALES. Net sales increased by $3.8 million, or 10.4 percent, to $40.2 million for the quarter ended June 30, 2000 from $36.4 million for the comparable quarter last year, principally due to the acquisition of ZMP in the prior year.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $1.5 million, or 9.0 percent, to $18.2 million for the quarter ended June 30, 2000 from $16.7 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 45 percent during the third quarter of fiscal 2000 and 46 percent during the third quarter of fiscal 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $0.2 million, or 5.0 percent, to $4.2 million for the quarter ended June 30, 2000 from $4.0 million for the quarter ended July 2, 1999. This increase principally resulted from the acquisition of ZMP and the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales was 11.0 percent for the quarters ended July 2, 1999 and June 30, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $0.2 million, or 33.3 percent, to $0.4 million for the quarter ended June 30, 2000 from $0.6 million for the quarter ended July 2, 1999. This decrease is the result of certain intangibles being fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense decreased by $0.1 million, or 16.7 percent, to $0.5 million for the quarter ended June 30, 2000 from $0.6 million for the quarter ended July 2, 1999. Research and development expense, as a percentage of net sales, was 1.0 percent for the quarter ended June 30, 2000 and 2.0 percent for the quarter ended July 2, 1999.

- MERGER EXPENSES. Additional merger costs totaling $.4 million were incurred during the third quarter of fiscal 1999 in connection with the Merger and Recapitalization.

- OPERATING INCOME. Operating income increased by $1.9 million, or 17.1 percent, to $13.0 million for the third quarter of fiscal 2000 from $11.1 million for the third quarter of fiscal 1999 due to the factors described previously.

- INTEREST EXPENSE. Interest expense increased by $0.2 million, or 2.8 percent, to $7.3 million for the third quarter of fiscal 2000 from $7.1 million for the third quarter of fiscal 1999 as a result of an increase in the average level of outstanding borrowings in connection with the acquisition of ZMP.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was 39.7 percent for the thirteen weeks ended June 30, 2000 compared to 39.4 percent for the thirteen weeks ended July 2, 1999.

- NET INCOME (LOSS). The Company earned $3.4 million for the third quarter of fiscal 2000 compared to $2.4 million earned for the third quarter of fiscal 1999 primarily as a result of the factors referred to above.

THIRTY-NINE WEEKS ENDED JUNE 30, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED JULY 2, 1999.

- NET SALES. Net sales increased by $14.6 million, or 15.2 percent, to $110.4 million for the thirty-nine weeks ended June 30, 2000 from $95.8 million for the comparable thirty-nine weeks last year, principally due to the acquisition of ZMP, partially offset by a decline in net sales at other Company locations as a result of reduced production volumes in commercial jet transport products as well as inventory reductions at both the OEMs and in the aftermarket. Revenue passenger miles continue to grow; this leads us to believe the aftermarket softness is not a long-term phenomenon.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $5.3 million, or 11.7 percent, to $50.4 million for the thirty-nine weeks ended June 30, 2000 from $45.1 million for the comparable thirty-nine weeks last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 45.0 percent during the thirty-nine weeks ended June 30, 2000 and 47.0 percent during the thirty-nine weeks ended July 2, 1999.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $3.0 million, or 31.9 percent, to $12.4 million for the thirty-nine weeks ended June 30, 2000 from $9.4 million for the thirty-nine weeks ended July 2, 1999. This increase principally resulted from the acquisition of ZMP discussed previously as well as the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales increased from 10.0 percent for the thirty-nine weeks ended July 2, 1999 to 11.0 percent for the thirty-nine weeks ended June 30, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.1 million or 6.7 percent to $1.4 million for the thirty-nine weeks ended June 30, 2000 from $1.5 million for the thirty-nine weeks ended
     July 2, 1999.

- RESEARCH AND DEVELOPMENT. Research and development expense decreased by $0.1 million, or 6.3 percent, to $1.5 million for the thirty-nine weeks ended June 30, 2000 from $1.6 million for the thirty-nine weeks ended July 2, 1999. Research and development expense, as a percentage of net sales, decreased from 2.0 percent for the thirty-nine weeks ended July 2, 1999 to 1 percent for the thirty-nine weeks ended June 30, 2000.

- MERGER EXPENSES. Merger costs totaling $40.1 million were incurred during the thirty-nine weeks ended July 2, 1999 in connection with the Merger and Recapitalization. The nature of the merger-related charges is detailed below:

                                                      (IN THOUSANDS)

Compensation expense on stock options                     $19,437
Management bonuses                                          6,450
Termination of financial advisory services agreement        5,850
Professional fees and expenses                              7,201
Write-off of deferred financing costs                         552
Other                                                         573
                                                          -------

Total                                                     $40,063
                                                          =======



- OPERATING INCOME (LOSS). Operating income increased from a $7.5 million loss for the thirty-nine weeks ended July 2, 1999 to income of $35.1 million for the thirty-nine weeks ended June 30, 2000. Operating income, excluding merger expenses, increased by $2.5 million, or 7.7 percent. This increase was primarily attributable to the acquisition of ZMP partially offset by the decline in sales volume at other Company locations.

- INTEREST EXPENSE. Interest expense increased by $5.4 million to $21.4 million for the thirty-nine weeks ended June 30, 2000 from $16.0 million for the thirty-nine weeks ended July 2, 1999 as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was 39.6 percent for the thirty-nine weeks ended June 30, 2000 compared to (17.1) percent for the thirty-nine weeks ended July 2, 1999. The tax benefit recorded for the thirty-nine weeks ended July 2, 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company earned $8.2 million for the thirty-nine weeks ended June 30, 2000 compared to a net loss of $19.4 million for the thirty-nine weeks ended July 2, 1999 primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of June 30, 2000, the Company estimated its sales order backlog at $71.9 million compared to an estimated $61.6 million as of July 2, 1999. The majority of the purchase orders outstanding as of June 30, 2000 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of June 30, 2000 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen and thirty-nine week periods ended June 30, 2000 and July 2, 1999 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the thirty-nine weeks ended June 30, 2000 was approximately $8.9 million compared to approximately $25.1 million used during the thirty-nine weeks ended July 2, 1999. Such an increase in operating cash flows is due to the one-time merger expenses incurred during the thirty-nine weeks ended July 2, 1999, partially offset by an increase in interest expense as a result of the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP.

Cash used in investing activities was approximately $5.5 million during the thirty-nine weeks ended June 30, 2000 compared to approximately $44.2 million used during the thirty-nine weeks ended July 2, 1999. The decrease is mainly due to the acquisition of ZMP, Inc. in the prior year offset by the acquisition of Christie Electric Corp. in March 2000.

Cash used in financing activities during the thirty-nine weeks ended June 30, 2000 was approximately $3.3 million compared to approximately $50.5 million provided by financing activities during the thirty-nine weeks ended July 2, 1999. This change in financing cash flows was due to the incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

The interest rate for the Company's existing credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The "Applicable Margin" means the percentage per year equal to (1) in the case of Tranche A Facility and Revolving Credit Facility, (A) bearing an interest rate determined by the Base Rate, plus 2.25 percent, 2.00 percent, 1.75 percent or
1.50 percent depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (B) bearing an interest rate determined by the Eurodollar Rate, plus 3.25 percent, 3.00 percent, 2.75 percent or 2.50 percent depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (2) in the case of Tranche B Facility, (A) bearing an interest rate determined by the Base Rate, 2.50 percent; and (B) bearing an interest rate determined by the Eurodollar Rate, 3.50 percent. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50 percent of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility. At June 30, 2000, the Company had $26 million of additional borrowings available under the credit facility's $30 million revolving credit line.

The subordinated notes bear interest at 10 3/8 percent and do not require principal payments prior to maturity. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date and the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to amortize the outstanding indebtedness under each of the Tranche A and the Tranche B Facilities and contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $3.0 million and $2.6 million during the thirty-nine weeks ended June 30, 2000 and July 2, 1999, respectively.

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

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $20 million that bear interest at 12.0 percent annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and thirty-nine week periods ended June 30, 2000 was $0.6 million and $1.9 million, respectively. Interest expense recognized on these notes during the thirteen and thirty-nine week periods ended July 2, 1999 was $.6 million and $1.4 million, respectively.

PART I: FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At June 30, 2000, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $117.8 million of borrowings outstanding under the credit facility at June 30, 2000 was 9.4 percent. The effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of the borrowings outstanding under the credit facility on June 30, 2000 by approximately $5.5 million.

Also outstanding at June 30, 2000 was $125 million of Company indebtedness in the form of subordinated notes and $23.9 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8 percent and 12.0 percent per year, respectively. Although management believes that the fair value of these debt obligations approximates their outstanding balance, at June 30, 2000, the effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of the borrowings by $10.6 million and $1.9 million, respectively.

PART II: OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on August 11, 2000.

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



CHRISTIE ELECTRIC CORP.

By:        /s/ PETER B. RADEKEVICH
       -----------------------------------------
                    Peter B. Radekevich
                  Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                            August 11, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President and Chief Operating Officer                         August 11, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley



    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                  August 11, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich



*                                         Director                                                      August 11, 2000
-----------------------------------
     Stephen Berger



*                                         Director                                                      August 11, 2000
-----------------------------------
     William Hopkins



*                                         Director                                                      August 11, 2000
-----------------------------------
     Muzzafar Mirza



*                                         Director                                                      August 11, 2000
-----------------------------------
     John W. Paxton



*                                         Director                                                      August 11, 2000
-----------------------------------
     Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                            August 11, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President and Chief Operating Officer                         August 11, 2000
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley



    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                  August 11, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich



*                                         Director                                                      August 11, 2000
-----------------------------------
     Stephen Berger



*                                         Director                                                      August 11, 2000
-----------------------------------
     William Hopkins



*                                         Director                                                      August 11, 2000
-----------------------------------
     Muzzafar Mirza



*                                         Director                                                      August 11, 2000
-----------------------------------
     John W. Paxton



*                                         Director                                                      August 11, 2000
-----------------------------------
     Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                            August 11, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                       August 11, 2000
-----------------------------------
     Albert J. Rodriguez



    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                  August 11, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich



*                                         Director                                                      August 11, 2000
-----------------------------------
     W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chairman of the Board and Executive Vice                      August 11, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                       August 11, 2000
-----------------------------------
     John F. Leary



    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                         August 11, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich



*                                         Executive Vice President and Director                         August 11, 2000
-----------------------------------
     W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chairman of the Board and Executive Vice                      August 11, 2000
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                       August 11, 2000
-----------------------------------
     John F. Leary



    /s/ Peter B. Radekevich               Treasurer and Chief Financial Officer                         August 11, 2000
-----------------------------------       (Principal Financial and Accounting Officer)
     Peter B. Radekevich



*                                         Executive Vice President and Director                         August 11, 2000
-----------------------------------
     W. Nicholas Howley



- The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-Q pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrant and filed with the Securities and Exchange Commission on behalf of such officers and Directors.



                                                   By: /s/ Peter B. Radekevich
                                                     ---------------------------
                                                       Peter B. Radekevich,
                                                       ATTORNEY-IN-FACT

CHRISTIE ELECTRIC CORP.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                            August 11, 2000
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                       August 11, 2000
-----------------------------------
     Albert J. Rodriguez



    /s/ Peter B. Radekevich               Chief Financial Officer (Principal Financial                  August 11, 2000
-----------------------------------       and Accounting Officer)
     Peter B. Radekevich



*                                         Director                                                      August 11, 2000
-----------------------------------
     W. Nicholas Howley

EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000



EXHIBIT NO.                        DESCRIPTION                        PAGE

27                          Financial Data Schedule                   25