Form 10-K405
period 2000-09-30
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 2000-12-28
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                          ANNUAL REPORT PURSUANT TO THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000      COMMISSION FILE NO.  333-71397

                                 TRANSDIGM INC.
                            TRANSDIGM HOLDING COMPANY
                       MARATHON POWER TECHNOLOGIES COMPANY
                                    ZMP, INC.
                           ADAMS RITE AEROSPACE, INC.
      (EXACT NAME OF CO-REGISTRANTS AS SPECIFIED IN ITS RESPECTIVE CHARTER)

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

The Co-Registrants meet the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and are therefore filing this form with a reduced disclosure format.

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

There currently is no established publicly traded market for the common equity of TransDigm Holding Company held by non-affiliates.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value                                   119,824
----------------------------------------------------------------------------------    ------------------------------------
                                 (Class)                                               (Outstanding at September 30, 2000)

Class A Common Stock (Non-Voting)
of TransDigm Holding Company, $.01 Par Value                                                               -0-
----------------------------------------------------------------------------------    -------------------------------------
                                 (Class)                                                (Outstanding at September 30, 2000)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

Documents incorporated by reference: See Exhibit Index included elsewhere in this Form 10-K.

                               SECTIONS OF THE 10K

                                      INDEX

                                                                                                                            Page
PART I

   Item 1            BUSINESS                                                                                                1

   Item 2            PROPERTIES                                                                                              8

   Item 3            LEGAL PROCEEDINGS                                                                                       8

   Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     8

PART II

   Item 5            MARKET FOR OUR COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS                                                                                 9

   Item 6            SELECTED FINANCIAL DATA                                                                                 9

   Item 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                                                                12

   Item 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                            17

   Item 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE                                                                17

PART III

   Item 10           DIRECTORS AND EXECUTIVE OFFICERS                                                                       18

   Item 11           EXECUTIVE COMPENSATION                                                                                 20

   Item 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT                                                                              25

   Item 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                         27

PART IV

   Item 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                         REPORTS ON FORM 8-K                                                                                28

                     SIGNATURES                                                                                             32

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                        F-1 - F-20

                     EXHIBIT INDEX                                                                                         i-ix

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and 27A of the Securities Act. Discussions containing such forward-looking statements may be found in Items 1, 3, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can give no assurance that such plans, intentions or exceptions will be achieved. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors set forth herein as well as under the caption "Risk Factors" in the Registration Statement filed by us on Form S-4 on January 29, 1999, as amended through April 23, 1999.

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

In this Report, the terms "TransDigm" and "Company" refer to TransDigm Inc. and its subsidiaries. The term "Holdings" refers to TransDigm Holding Company, the parent company of TransDigm.

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

TransDigm is comprised of four business units: (1) AdelWiggins, (2) AeroControlex, (3) Marathon Power Technologies Company ("Marathon"), and (4) Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), each of which has a long history in the aircraft components industry. AdelWiggins manufactures an extensive line of fuel and hydraulic system connectors, specialized clamps, heaters and refueling systems. AeroControlex manufactures customized fuel pumps, compressors, valves, couplings and mechanical and electromechanical controls. Adams Rite Aerospace manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. Marathon manufactures nickel cadmium batteries and static inverters. Marathon and ZMP, Inc. ("ZMP") the corporate parent of Adams Rite Aerospace, were acquired in August 1997 and April 1999, respectively, as strategic complements to the AdelWiggins and AeroControlex businesses. Christie Electric Corp. ("Christie") was acquired by Marathon during March 2000 and was subsequently added as a product line within Marathon.

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

PRODUCTS

TransDigm's products are found on virtually all types of aircraft, and TransDigm supplies components to all major domestic and international airlines. Management estimates that over 80% of TransDigm's products are of proprietary design and approximately 70% of TransDigm's sales are derived from parts for which it has achieved sole source designation. TransDigm's products are grouped into fifteen major product lines, each of which is profitable and is operated as a semiautonomous business unit.

Much of TransDigm's recent success has been due to its identification and development of new products for sale in the commercial aftermarket. TransDigm works closely with customers to identify their unmet needs, such as a component that fails to meet performance expectations or that requires excessive maintenance. TransDigm then utilizes its engineering and design capabilities to develop a prototype for a component that increases value of the product to the customer. After rigorous testing requirements have been fulfilled and TransDigm has obtained necessary regulatory approvals, the product is made available for sale in the aftermarket and to OEMs.

ADELWIGGINS - AdelWiggins generated 29% of TransDigm's sales for fiscal 2000, which represents five of TransDigm's fifteen major product lines: (A) flexible and rigid tube connectors, (B) special connectors, (C) Adel clamps, (D) Wiggins service systems and (E) heaters and hoses. Tube connectors are fluid line connectors that provide leak tight joints and are found in flexible fluid systems on most aircraft platforms including fuel, water, waste and environmental systems. Special connectors are connectors designed to allow breaking and reconnecting of fluid lines under pressure and are found in quick disconnect applications including refueling and other fluid management systems for military, space and rocket launch applications and in frangible connectors for large commercial transports. Adel clamps include cushioned clamps, engineered elastomers, bare metal clamps, clamp shells, block clamps and quick release clamps used to support fuel, hydraulic, fluid and electric lines and are found in a broad variety of clamps located throughout the airplane, including in engines to address high temperature and high vibration requirements. Wiggins service systems include proprietary refueling nozzles and systems, vents, receivers and quick disconnects and are found in mine refueling equipment and military applications such as tanks and armored vehicles that require high flow capabilities and universal compatibility. Heaters and hoses consists of specialized hoses and heaters, including blanket and ribbon heaters, heater cuffs, heated nipples and gaskets and heated tanks throughout the aircraft and are designed to prevent freezing of fluids such as potable and non-potable water and waste and to provide heat for hot water service applications.

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

Approximately 60% of AdelWiggins' products are proprietary products designed to meet specific customer needs. The remaining 40% are industry standard designs. Roughly 55% of AdelWiggins' products are sole sourced, which is advantageous to TransDigm because it creates significant switching costs associated with the development and qualification of alternative engineered solutions. This sole sourced status has contributed to AdelWiggins achieving aftermarket sales of 27% of its net sales in fiscal 2000. See "Business-Customers."

AEROCONTROLEX - AeroControlex generated 30% of TransDigm's sales for fiscal 2000, which represents three of TransDigm's fifteen major product lines: (A) mechanical controls, (B) pumps and (C) valves and quick disconnects. Mechanical controls include electromechanical control systems, sliding and ball bearing control cables and gearboxes which are found in the lavatory drain, throttle control, engine feedback, landing gear release and in ejection seats and fuel and air systems. Pumps primarily include gear pumps, which are found in hydraulic and fuel systems applications. Valves and quick disconnects include fuel and air system valves, compressors and quick disconnects which are found in air conditioning packages and fuel, radar and potable water systems.

AeroControlex designs, manufactures and sells pumps, compressors, valves, couplings and mechanical controls primarily for the commercial and military aircraft markets. AeroControlex has developed a reputation for providing high-quality, reliable products consistently delivered on time. AeroControlex works closely with customers to leverage its engineering expertise to create technical solutions to customer-specific problems. About 95% of AeroControlex products are proprietary and over 90% are sold on a sole-source basis, which is advantageous to TransDigm because its creates significant switching costs associated with the development and qualification of alternative engineered solutions. This sole sourced status has contributed to AeroControlex achieving aftermarket sales of 72% of its net sales in fiscal 2000. See "Business-Customers."

MARATHON - Marathon and its wholly-owned subsidiary, Christie Electric Corp. acquired in March 2000, generated 15% of TransDigm's sales for fiscal 2000, which represents three of TransDigm's fifteen major product lines: (A) sealed cell and vented cell nickel-cadmium batteries, (B) static inverters, and (C) battery charges and industrial power supplies. Vented cell nickel-cadmium batteries and sealed cell batteries are used for engine starting and emergency power aboard various aircraft while static inverters convert DC-AC or DC-DC for use in applications such as flight instrumentation and communication. Christie's products include ground based battery charging and power conditioning equipment for both main aircraft batteries and battery pack products. Approximately 50% of Marathon's products have achieved sole sourcing status with its customers.

Marathon is one of the world's leading manufacturers of vented cell nickel-cadmium batteries, which require frequent maintenance, as individual cells within a battery are replaced throughout the life of the battery. Marathon, which manufactures and sells both entire batteries and individual cells, realizes replacement revenue in the aftermarket throughout the life of the battery as a result of its position as a sole source supplier of products that accounted for over 50% of its sales. Over 95% of Marathon's sales are proprietary, the status of which has contributed to Marathon achieving aftermarket sales of 70% of its net sales in fiscal 2000. Vented cell batteries are marketed under the Marathon(TM), SuperPower(TM) and Micro Maintenance(TM) brand names.

ADAMS RITE AEROSPACE - Adams Rite Aerospace generated 26% of TransDigm's sales for fiscal 2000, which represents four of TransDigm's fifteen major product lines: (A) mechanical hardware, (B) fluid control products, (C) electromechanical control products and (D) oxygen systems related products. Mechanical hardware include hardware installed inside the aircraft, such as overhead storage bin latches, lavatory indicator and door latches, seat control cables and decompression latches, and hardware installed outside of the aircraft, such as door bolting systems. Fluid control products include various aircraft water system components, such as spigots, soap dispensers and water shut-off valves as well as entire self-contained water systems. Electromechanical control products include throttle quadrants, control wheels, electric strikes, speed brake controls and a variety of handle grips. Oxygen systems related products include oxygen cylinders, masks, reducers and control panels. Adams Rite Aerospace achieved aftermarket sales of 50% of its net sales for the period ended September 30, 2000. See "Business-Customers."

SALES AND MARKETING

Consistent with TransDigm's overall strategy, TransDigm's sales and marketing organization is structured to understand and anticipate the needs of customers in order to continually develop a stream of technical solutions that generate significant value. In particular, TransDigm focuses on the high-margin, repeatable aftermarket segment.

TransDigm has structured AdelWiggins', AeroControlex's, Adams Rite Aerospace's, and Marathon's sales efforts along their collective fifteen major product lines, assigning a Product Line Manager to each line. The Product Line Managers are expected to grow the sales and profitability of their product line faster than the served market and to achieve the targeted annual level of bookings, sales, new business and profitability for each product. Assisting the Product Line Managers are Account Managers and Sales Engineers who are responsible for covering major OEM and airline accounts. Account Managers and Sales Engineers are expected to be familiar with the personnel, organization and needs of specific customers, for achieving total bookings and new business goals at each account, and, in conjunction with the Product Line Managers, for determining when additional resources are required at customer locations. All of TransDigm's sales personnel are compensated in part on their bookings and sales and ability to identify and convert new business opportunities.

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

BACKLOG

Management believes that sales order backlog (i.e. orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2000, the Company estimated its sales order backlog at $75.1 million compared to an estimated $62.5 million as of September 30, 1999. The majority of the purchase orders outstanding as of September 30, 2000 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of September 30, 2000 may not necessarily represent the actual amount of shipments or sales for any future period.

FOREIGN OPERATIONS

The Company manufactures all of its products in the United States. However, a portion of the Company's current sales is conducted abroad. These sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy.

MANUFACTURING AND ENGINEERING

TransDigm maintains four manufacturing facilities. Each facility serves its respective operating group and comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. The AdelWiggins, AeroControlex, Marathon and Adams Rite Aerospace facilities encompass approximately 105,000, 44,000, 150,000 and 50,000 square feet of manufacturing space in Los Angeles, California, Cleveland, Ohio, Waco, Texas and Fullerton, California, respectively. In the last several years, management has taken a number of steps to improve productivity and reduce costs, including consolidating operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment and tooling, installing modern information systems and implementing a broad-based employee training program. Management believes that TransDigm's manufacturing systems and equipment are critical competitive factors that permit it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. TransDigm focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires.

Each of TransDigm's operating groups attempts to differentiate itself from its competitors by producing highly engineered products at a low cost. TransDigm's proprietary products are designed by its engineering staff and intended to serve an unmet need in the aircraft component industry, particularly through its new product initiatives. See "Business-Products." These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of TransDigm's customers' tolerance and quality requirements.

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

CUSTOMERS

TransDigm's customers include: (A) commercial airlines, including national and regional airlines, particularly for aftermarket MRO components, (B) large commercial transport and regional and business aircraft OEMs, (C) various agencies of the United States government, including the United States military, and (D) various other industrial customers. For the year ended September 30, 2000, two customers represented approximately 10% and 9%, respectively, of the Company's net sales. Two customers represented approximately 15% and 14%, respectively, of the Company's net sales during the year ended September 30, 1999, and two customers represented approximately 20% and 14% of the Company's net sales for the year ended September 30, 1998.

TransDigm has strong customer relationships with virtually all important large commercial transport, general aviation and military OEMs. The demand for TransDigm's aftermarket parts and services is related to TransDigm's extensive installed base and to revenue passenger miles and, to a lesser extent, to airline profitability and the size and age of the worldwide aircraft fleet. Some of TransDigm's business is executed under long-term agreements with customers, which encompass many products under a common agreement. TransDigm is also a leading supplier of components used on United States' designed military aircraft. TransDigm's products are used on a variety of fighter aircraft and helicopters. Military aircraft using TransDigm's products include the Lockheed F-15 and F- 16, the E2C (Hawkeye) and Blackhawk and Apache helicopters.

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

GOVERNMENTAL REGULATION

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe, while the military aircraft component industry is governed by military quality specifications. TransDigm, and the components it manufactures, are required to be certified by one or more of these entities, and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of TransDigm would be adversely affected. In the future, new and more stringent government regulations may be adopted, or industry oversight may be heightened, which may have an adverse impact on TransDigm.

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

ENVIRONMENTAL MATTERS

TransDigm's operations and current and/or former facilities are subject to federal, state and local environmental laws and to regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials and pollutants, govern response actions to hazardous materials which may be or have been released to the environment, and require TransDigm to obtain and maintain permits in connection with its operations. The extensive regulatory framework imposes significant compliance burdens and risks on TransDigm. Although management believes that TransDigm's operations and its facilities are in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of TransDigm's operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. According to some environmental laws, a current or previous owner or operator of real property may be liable for the costs of investigations, removal or remediation of hazardous materials at such property. Those laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange, or are deemed to have arranged, for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities, and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance. Although those environmental costs have not been material in the past and are not expected to be material in the future, there can be no assurance that changes in environmental laws or unexpected investigations and clean-up costs will not be material. TransDigm does not currently contemplate material capital expenditures for environmental compliance remediation for fiscal 2001 or fiscal 2002.

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

EMPLOYEES

As of September 30, 2000, TransDigm had approximately 720 full-time employees and 37 temporary employees. Approximately 16% of TransDigm employees were represented by the United Steelworkers Union, and approximately 10% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Collective bargaining agreements between TransDigm and these labor unions expire on April 2002 and November 2004, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

ITEM 2. PROPERTIES

TransDigm owns and operates a 130,000 square foot facility in Los Angeles, California, a 63,000 square foot facility in Cleveland, Ohio and a 219,000 square foot facility in Waco, Texas. In addition, TransDigm leases and operates a 100,000 square foot facility in Fullerton, California and approximately 17,000 square feet in Richmond Heights, Ohio, which is also TransDigm's headquarters. TransDigm also leases certain of its other non-material facilities. Management believes that its machinery, plants and offices are in satisfactory operating condition, and, will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

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

HOLDERS

As of September 30, 2000, there were approximately 25 record holders of Holdings' common stock. Holdings is the sole shareholder of TransDigm's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF TRANSDIGM HOLDING COMPANY

The following table sets forth selected historical consolidated financial and other data of Holdings for each of the fiscal years ended September 30, 1996 through 2000 which have been derived from Holdings' audited consolidated financial statements for those years.

The Company acquired Marathon Power Technologies Company on August 8, 1997, ZMP, Inc. and its wholly-owned subsidiary, Adams Rite Aerospace, on April 23, 1999 and Christie Electric Corp. on March 8, 2000. All of the acquisitions were accounted for as purchases. The results of operations of Marathon, ZMP, Adams Rite Aerospace, and Christie Electric Corp. are included in Holdings consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------
                                            1996        1997         1998        1999         2000
                                                             (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Net sales                                 $  62,897   $  78,159    $ 110,868   $ 130,818    $ 150,457
Gross profit                                 21,023      28,856       51,473      60,867       68,264
Selling and administrative                    6,459       7,561       10,473      13,620       16,799
Amortization of intangibles                   3,838       2,089        2,438       2,063        1,843
Research and development                        836       1,116        1,724       2,139        2,308
Merger expenses                                --          --           --        40,012         --
                                          ---------   ---------    ---------   ---------    ---------

Operating income (1)                          9,890      18,090       36,838       3,033       47,314
Interest expense, net (2)                     4,510       3,463        3,175      22,722       28,563
Warrant put value adjustment                  2,160       4,800        6,540        --           --
                                          ---------   ---------    ---------   ---------    ---------

Pre-tax income (loss)                         3,220       9,827       27,123     (19,689)      18,751
Provision (benefit) for income taxes          2,045       5,193       12,986      (2,772)       7,972
                                          ---------   ---------    ---------   ---------    ---------

Income (loss) before extraordinary item       1,175       4,634       14,137     (16,917)      10,779
Extraordinary item                             --        (1,462)        --          --           --
                                          ---------   ---------    ---------   ---------    ---------

Net income (loss)                         $   1,175   $   3,172    $  14,137   $ (16,917)   $  10,779
                                          =========   =========    =========   =========    =========


                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------
                                             1996         1997         1998         1999         2000
                                                            (DOLLARS IN THOUSANDS)

OTHER FINANCIAL DATA:
Cash flows provided by (used in):
  Operating activities                    $  18,695    $  17,468    $  23,455    $ (16,219)   $  16,305
  Investing activities                       (2,494)     (43,160)      (4,295)      44,599       (5,120)
  Financing activities                      (13,475)      28,153       (5,071)      44,061       (9,605)
EBITDA (3)                                   17,213       23,856       43,305        9,407       53,826
EBITDA, As Defined (4)                       17,213       24,522       43,547       50,562       54,011
EBITDA, As Defined, margin                   27.4 %       31.4 %       39.3 %       38.7 %       35.9 %
Depreciation and amortization             $   7,323    $   5,766    $   6,467    $   6,374    $   6,512
Capital expenditures                          2,494        2,285        5,061        3,043        4,368
Ratio of earnings to fixed charges (5)         1.7x         3.7x         9.0x         --           1.6x
Ratio of EBITDA, As Defined,
  to interest expense                          3.8x         7.1x        13.7x         2.2x         1.9x
Ratio of EBITDA, As Defined,
  to interest expense, As Defined (6)          3.8x         7.1x        13.7x         2.4x         2.1x
Ratio of total debt to EBITDA,
  As Defined                                   1.1x         2.0x         1.0x         5.3x         4.8x

BALANCE SHEET DATA (AT END OF PERIOD):

Working capital                           $  16,300    $  16,520    $  16,654    $  35,531    $  39,897
Total assets                                 57,666      101,969      115,785      164,417      168,833
Long-term debt, including
  current portion                            19,124       50,000       45,000      266,557      261,601
Total stockholders' equity (deficiency)      19,670       22,613       36,427     (127,622)    (118,409)

-----------

(1) Operating income includes the effect of a non-cash charge of $666 in fiscal 1997 and $242 in fiscal 1998 due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon, a non-cash charge of $1,143 in fiscal 1999 due to a purchase accounting adjustment to inventory associated with the acquisition of Adams Rite Aerospace, and a non-cash charge of $185 in fiscal 2000 due to a purchase accounting adjustment to inventory associated with the acquisition of Christie.

(2) All of the interest expense reported for fiscal 1996 through 1998 represents interest expense of TransDigm. Holdings had no interest expense prior to the Recapitalization discussed in Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report. After the Recapitalization, Holdings incurred $2,600 and $2,000 of interest expense during fiscal 2000 and 1999, respectively, relating to the Holdings PIK Notes. Holdings has no other interest expense. TransDigm is not an obligor or a guarantor under the Holdings PIK Notes.

(3) EBITDA represents earnings before interest, taxes, depreciation, amortization, warrant put value adjustment and extraordinary items. EBITDA is presented because management believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in Holdings' industry. However, other companies in Holdings' industry may calculate EBITDA differently than Holdings does. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or an alternative to net income as indicators of Holdings' operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. See Holdings' consolidated statements of cash flows included in Holdings' consolidated financial statements included elsewhere in this Report.

(4)      EBITDA, As Defined, is calculated as follows:

                                   1996      1997      1998      1999      2000

EBITDA                            $17,213   $23,856   $43,305   $ 9,407   $53,826
Adjustments:
  Merger Expenses                    --        --        --      40,012      --
  Inventory Purchase Accounting
    Adjustments                      --         666       242     1,143       185
                                  -------   -------   -------   -------   -------

EBITDA, As defined                $17,213   $24,522   $43,547   $50,562   $54,011
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

(5) For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges by $20 for fiscal 1999.

(6) Interest expense, As Defined, represents the Company's consolidated interest expense exclusive of the non-cash interest expense recognized for the Holdings PIK Notes issued in connection with the Recapitalization. This ratio is provided because a debt covenant in the Company's credit facility is based on the same measure.

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

On April 23, 1999, the Company acquired ZMP, the corporate parent of Adams Rite Aerospace, under the terms of an agreement and plan of reorganization, dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded through $36 million of additional borrowings under the Company's Senior Credit Facility and the use of $5 million of the Company's cash balances. During the year ended September 30, 2000, the Company received a purchase price adjustment of $1.6 million, net of expenses.

On March 8, 2000, Marathon acquired all of the issued and outstanding common shares of Christie Electric Corp. ("Christie") for $2.4 million. Christie was a well established manufacturer of battery charging and power conditioning equipment. The product lines are a complement to Marathon's business. Christie's operating facility was closed and its operations were moved to Marathon during the fourth quarter of fiscal 2000.

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


                                                       YEARS ENDED
                                         -----------------------------------------
                                         SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                             1998         1999           2000

Net sales                                     100 %        100 %          100 %
                                              ---          ---            ---

Gross profit                                   46           47             45
Selling and administrative                      9           10             11
Amortization of intangibles                     2            2              1
Research and development                        2            2              2
Merger expenses                               --            31            --
                                              ---          ---            ---

Operating income                               33            2             31
Interest expense - net                          2           17             19
Warrant put value adjustment                    6          --             --
Provision (benefit) for income taxes           12           (2)             5
                                              ---          ---            ---

Net income (loss)                              13 %        (13)%            7 %
                                              ===          ===            ===

CHANGES IN RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1999.

- NET SALES. Net sales increased by $19.7 million, or 15.1%, to $150.5 million for the year ended September 30, 2000 from $130.8 million for the year ended September 30, 1999, principally due to the acquisition of ZMP in April 1999 partially offset by declines in the net sales of AeroControlex and AdelWiggins due to an industry-wide spare parts inventory correction.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $7.4 million, or 12.2%, to $68.3 million for the year ended September 30, 2000 from $60.9 million for the year ended September 30, 1999. This increase is attributable to higher sales discussed above. Gross profit as a percentage of net sales was 45% for the year ended September 30, 2000 and 47% for the year ended September 30, 1999. This change was the result of the acquisition of ZMP in April 1999, which has a slightly lower gross profit margin than the Company as a whole, as well as the decline in sales at AeroControlex and AdelWiggins discussed previously.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $3.2 million, or 24%, to $16.8 million for the year ended September 30, 2000 from $13.6 million for the year ended September 30, 1999. This increase principally resulted from the acquisition of ZMP and additional new business initiatives. Selling and administrative expenses as a percentage of net sales increased slightly from 10% for the year ended September 30, 1999 to 11% for the year ended September 30, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.3 million, or 14.3%, to $1.8 million for the year ended September 30, 2000 from $2.1 million for the year ended September 30, 1999. This decrease is the result of certain intangibles being fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $.2 million, or 9.5%, to $2.3 million for the year ended September 30, 2000 compared to $2.1 million for the year ended September 30, 1999, principally due to the acquisition of ZMP in April 1999. Research and development expense as a percentage of net sales, was 2% for the years ended September 30, 2000 and September 30, 1999.

- MERGER EXPENSES. Merger costs totaling $40 million were incurred during fiscal 1999 in connection with the Merger and Recapitalization (see Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report). The nature of the merger-related charges is detailed below:

                                                            (IN THOUSANDS)

Compensation expense on stock options                          $ 19,437
Management bonuses                                                6,450
Termination of financial advisory services agreement              5,850
Professional fees and expenses                                    7,201
Write-off of deferred financing costs                               552
Other                                                               522
                                                               --------

                                                               $ 40,012
                                                               ========

- OPERATING INCOME. Operating income increased $44.3 million from $3.0 million for the year ended September 30, 1999 to $47.3 million for the year ended September 30, 2000. Operating income, excluding merger expenses, increased $4.3 million, or 9.9%. This increase is primarily attributable to the acquisition of ZMP.

- INTEREST EXPENSE. Interest expense increased by $5.9 million, or 26%, to $28.6 million for the year ended September 30, 2000 from $22.7 million for the year ended September 30, 1999. This increase results from the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP and an increase in interest rates.

- INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss) before income taxes was 42.5% for fiscal 2000 and (14.1%) for fiscal 1999. The tax provision recorded in fiscal 2000 was significantly impacted by non-deductible goodwill amortization, particularly the amortization of the goodwill recognized in conjunction with the acquisition of ZMP. The tax benefit recorded for fiscal 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

- NET INCOME (LOSS). The Company earned $10.8 million for the year ended September 30, 2000 compared to a net loss of $16.9 million for the year ended September 30, 1999 primarily as a result of the factors referred to above.

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

- MERGER EXPENSES. Merger costs totaling $40 million were incurred during fiscal 1999 in connection with the Merger and Recapitalization (see Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report). The nature of the merger-related charges are detailed in the Changes in Results of Operations - Fiscal Year Ended September 30, 2000 Compared With Fiscal Year Ended September 30, 1999 section of this report.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company's businesses during the years ended September 30, 2000 and September 30, 1999 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $16.3 million cash from operating activities during the year ended September 30, 2000 compared to approximately $16.2 million used during the year ended September 30, 1999. The change in operating cash flows is due to the one-time merger expenses of $40 million in fiscal 1999 and improved operating results in fiscal 2000, partially offset by an increase in interest expense in fiscal 2000 due to the recapitalization and an increase in interest rates.

Cash used in investing activities was approximately $5.1 million during the year ended September 30, 2000 compared to approximately $44.6 million used during the year ended September 30, 1999. The change in investing cash flows is primarily due to the use of $41.6 million of cash in 1999 for the acquisition of Adams Rite Aerospace. Approximately $2.4 million of cash was used in 2000 for the acquisition of Christie.

Cash used in financing activities during the year ended September 30, 2000 was approximately $9.6 million compared to approximately $44.1 million provided during the year ended September 30, 1999. This change in financing cash flows was due to the incurrence and refinancing of substantial indebtedness as a result of the Recapitalization and the acquisition of ZMP.

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

The subordinated notes bear interest at 10 3/8% and do not require principal payments prior to maturity. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date and the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to amortize the outstanding indebtedness under each of the Tranche A and the Tranche B Facilities, which commenced in 1999, and contains restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $4.4 million and $3 million during fiscal 2000 and 1999, respectively.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001. The implementation of this new accounting standard will not have a material effect on the Company's reported financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's outstanding indebtedness at September 30, 1998 was repaid in connection with the Merger and Recapitalization. At September 30, 2000, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $112.0 million of borrowings outstanding under the credit facility at September 30, 2000 was 9.5%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on September 30, 2000 by approximately $2.7 million.

Also outstanding at September 30, 2000 was $125 million of Company indebtedness in the form of subordinated notes and $24.6 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. The fair value of the Company's Senior Subordinated Notes approximated $106 million at September 30, 2000 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party and are not publicly traded. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings on September 30, 2000 by $4.3 million and $.6 million, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $24.6 million at September 30, 2000 that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the year ended September 30, 2000 was $2.6 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning the directors and executive officers of Holdings and the directors and executive officers of the Company as of September 30, 2000:

   NAME                                      AGE                                    POSITION

   Douglas W.  Peacock                        61     Chairman of the Board of Directors and Chief Executive Officer
   W.  Nicholas Howley                        48     President, Chief Operating Officer and Director
   Robert S.  Henderson                       44     President, AdelWiggins Group
   Raymond F.  Laubenthal                     39     President, AeroControlex Group
   John F.  Leary                             53     President, Adams Rite Aerospace, Inc.
   Albert J.  Rodriguez                       40     President, Marathon Power Technologies Company
   Gregory Rufus                              44     Chief Financial Officer
   Stephen Berger                             61     Director
   Muzzafar Mirza                             42     Director
   William Hopkins                            37     Director
   Thomas R.  Wall, IV                        42     Director
   John W.  Paxton                            64     Director

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

Mr. Henderson became President of the AdelWiggins Group in September 1999. He previously had served as President of Marathon Power Technologies Company since April 1997. From November 1994 until April 1997, he served as Manager of Operations for the AdelWiggins Group. From 1991 until 1994, Mr. Henderson served as Operations Manager at RainBird Sprinkler. Mr. Henderson received his B.A. in mathematics from Brown University and attended the Harvard University Graduate School of Business.

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

Mr. Leary has been President of Adams Rite Aerospace, Inc. since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company. From 1991 to 1995, Mr. Leary was the Plant Manager of Emerson Electric, Chromalox Division. Mr. Leary received his BS in Mechanical Engineering from the New Jersey Institute of Technology.

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

Mr. Rufus became Chief Financial Officer in August 2000. Prior to joining TransDigm, Mr. Rufus spent 19 years at Emerson Electric, including divisional vice president responsibilities at Ridge Tool, Liebert Corp., and Harris Colorific, all part of the Emerson organization. Prior to Emerson, Mr. Rufus spent four years with Ernst & Young. Mr. Rufus received his CPA certification in Ohio in 1980. Mr. Rufus received a B.A. degree in accounting from Baldwin-Wallace College and attended the Weatherhead School of Management at Case Western Reserve University.

Mr. Berger has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. He is also currently serving as Chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP. From 1990 to 1993, Mr. Berger served as Chairman and CEO of FGIC, a wholly-owned subsidiary of GE Capital Corp., and subsequently became Executive Vice President of GE Capital Corp. From 1985 to 1990, Mr. Berger was Executive Director of the Port Authority of New York and New Jersey Mr. Berger presently serves as a member of the Board of Trustees of Brandeis University.

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

Mr. Wall has served as a Director of Holdings and TransDigm since their inception in 1993. Mr. Wall joined Kelso & Company in 1983 and has served as a Managing Director of Kelso & Company since 1990. Mr. Wall presently serves as a member of the Board of Directors of AMF Bowling, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company Mosler Inc., Peebles, Inc., and 21st Century Newspapers, Inc.

Mr. Paxton has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Paxton is also currently chairman of Odyssey Industrial Technologies, LLC, which is a joint venture with Odyssey Investment Partners, LLC, and Chairman of the Board, President and Chief Executive Officer of Telxon Corporation. Prior to joining TransDigm as a Director, Mr. Paxton was a member of the Board of Directors of Paxar Corporation ("Paxar") and President of Paxar's Printing Solution Group from October 1997 to the calendar year end 1998. Mr. Paxton served as President and Chief Executive Officer of Monarch Marking Systems from October 1995 to October 1997. Prior to joining Monarch Marking Systems, Mr. Paxton joined Litton Industries ("Litton") as a Corporate Vice President in 1991 when Litton acquired Intermec Corporation. During his years at Litton, Mr. Paxton had responsibility for the Industrial Automation Group. He became Corporate Executive Vice President and Chief Operating Officer of the Industrial Automation Systems Group of Western Atlas, Inc. when Western Atlas, Inc. was spun off by Litton in March 1994. Mr. Paxton presently serves as a member of the Board of Directors of AIM, National Association of Manufacturers, World Economic Forum.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during fiscal 2000, 1999, and 1998 to the Chief Executive Officer of TransDigm and each of the four other most highly paid executive officers of TransDigm (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                              -------------------
                                                                                                    AWARDS
                                                                                              -------------------
                                                      ANNUAL COMPENSATION                          SECURITIES
                                    ----------------------------------------------------------     UNDERLYING
             NAME AND                FISCAL                                        OTHER ANNUAL       OPTIONS/       ALL OTHER
        PRINCIPAL POSITION            YEAR         SALARY         BONUS(1)       COMPENSATION(2)       SARS          COMPENSATION

Douglas W. Peacock,                   2000        $ 330,000       $ 200,000                                 -        $ 18,575 (3)
  Chairman of the Board               1999          323,750         225,000                             4,500          19,659
  and CEO                             1998          305,000       2,857,500                                 -          23,518

W. Nicholas Howley,                   2000          225,000         135,000                                 -          12,094 (4)
  President, Chief Operating          1999          215,000         130,000                             4,500          10,896
  Officer and Director                1998          185,000       2,080,000                                 -          14,446

John F. Leary                         2000          148,750          55,000                                 -           8,742 (5)
  President of Adams Rite             1999           46,134          12,000                               500             810
  Aerospace                           1998                -               -                                 -               -

Robert S. Henderson,                  2000          155,000          45,000                                 -          10,583 (6)
  President of AdelWiggins            1999          137,469          60,000                               700           9,744
  Group                               1998          125,000         450,000                                 -          10,663

Peter B. Radekevich,                  2000          138,974               -                                 -         533,875 (7)
   Former Chief Financial Officer     1999          118,250          50,000                               575           8,558
                                      1998          113,000         196,250                                 -           8,326

Gregory Rufus,                        2000           13,207          40,000                               575             279 (8)
  Chief Financial Officer             1999                -               -                                 -               -
                                      1998                -               -                                 -               -
-----------

(1) Bonus for fiscal year 1998 includes a one-time bonus paid by TransDigm in connection with the Recapitalization.

(2) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives.

(3) Includes $10,200 in contributions by TransDigm, as projected to calendar year end 2000, to a plan established under Section 401(k) of the Internal Revenue Code (the "401(k) plan") and $8,375 of Company-paid life insurance.

(4) Includes $10,200 in contributions by TransDigm, as projected to calendar year end 2000, to the 401(k) plan and $1,894 in Company-paid life insurance.

(5) Includes $7,500 in contributions by TransDigm, as projected to calendar year end 2000, to the 401(k) plan and $1,242 in Company-paid life insurance.

(6) Includes $9,300,in contributions by TransDigm, as projected to calendar year end 2000, to the 401(k) plan and $1,283 in Company-paid life insurance.

(7) Includes $3,200 in contributions by TransDigm, as projected to calendar year end 2000, to the 401(k) plan and $1,035 in Company-paid life insurance, as well as $529,640 related to the sale of stock.

(8) Includes $279 in Company-paid life insurance, as projected to calendar year end 2000.

                         AGGREGATED OPTION/SAR EXERCISES
            IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                              Number of                    Value of
                                             Shares                       Shares Underlying             Unexercised In-
                                            Acquired                          Unexercised                   The Money
                                 Exercise      on          Value            Options/SAR at               Options/SARs At
             Name                 Price     Exercise      Realized         Fiscal Year-End               Fiscal Year-End
Douglas W. Peacock,             $   100         -              -     Exercisable        2,992     Exercisable       $3,231,360
  Chairman of the Board and                                          Unexercisable          -     Unexercisable              -
  Chief Executive Officer           335         -              -     Exercisable        3,097     Exercisable        2,616,965
                                                                     Unexercisable          -     Unexercisable              -
                                  1,040         -              -     Exercisable          900     Exercisable          126,000
                                                                     Unexercisable      3,600     Unexercisable        504,000

W. Nicholas Howley,                 100         -              -     Exercisable        3,890     Exercisable        4,201,200
  President, Chief Operating                                         Unexercisable          -     Unexercisable              -
  Officer and Director              335         -              -     Exercisable        1,900     Exercisable        1,605,500
                                                                     Unexercisable          -     Unexercisable              -
                                  1,040         -              -     Exercisable          900     Exercisable          126,000
                                                                     Unexercisable      3,600     Unexercisable        504,000

John F. Leary                       100         -              -     Exercisable            -     Exercisable                -
  President of Adams Rite                                            Unexercisable          -     Unexercisable              -
  Aerospace                         200         -              -     Exercisable            -     Exercisable                -
                                                                     Unexercisable          -     Unexercisable              -
                                    335         -              -     Exercisable            -     Exercisable                -
                                                                     Unexercisable          -     Unexercisable              -
                                  1,040         -              -     Exercisable            -     Exercisable                -
                                                                     Unexercisable        500     Unexercisable         70,000

Robert S. Henderson,                154         -              -     Exercisable          172     Exercisable          176,472
  President of AdelWiggins                                           Unexercisable          -     Unexercisable              -
  Group                             200         -              -     Exercisable          400     Exercisable          392,000
                                                                     Unexercisable          -     Unexercisable              -
                                    335         -              -     Exercisable          200     Exercisable          169,000
                                                                     Unexercisable          -     Unexercisable              -
                                  1,040         -              -     Exercisable            -     Exercisable                -
                                                                     Unexercisable        700     Unexercisable         98,000

Peter B. Radekevich,                200       368      $ 360,640     Exercisable            -     Exercisable                -
   Former Chief Financial Officer                                    Unexercisable          -     Unexercisable              -
                                    335       200        169,000     Exercisable            -     Exercisable                -
                                                                     Unexercisable          -     Unexercisable              -

Gregory Rufus,                    1,180         -              -     Exercisable            -     Exercisable                -
  Chief Financial Officer                                            Unexercisable        575     Unexercisable              -


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

STOCK OPTION PLAN

During fiscal 1999, Holdings adopted the 1998 Stock Option Plan (the "Option Plan"), pursuant to which stock options may be granted to Independent Directors (as defined in the Option Plan), employees and consultants of Holdings, TransDigm and any subsidiary of Holdings or TransDigm (the "Plan Participants"). In addition, the Option Plan governs those options retained pursuant to the Rollover Investment (the "Rollover Options"). A total of 18,990 shares of Common Stock of Holdings was reserved for issuance under the Option Plan and 1,695 and 15,115 of the options were issued during fiscal 2000 and 1999, respectively. During 2000, stock options pertaining to 1,995 shares of common stock were forfeited by employees due to terminations. These options may be reissued by the Company to other employees in the future. The Chief Executive Officer has discretion to select the Plan Participants and to specify the terms of such options, including the number of shares, the exercise price and the vesting and expiration of options, subject to approval by the Compensation Committee.

The Compensation Committee has discretion under the Option Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by Holdings. In addition, the Board of Directors has the right to amend, suspend or terminate the Option Plan, subject to stockholder approval for certain amendments.

The Rollover Options are fully vested and nonforfeitable. In connection with the Recapitalization, Holdings granted options to certain employees of TransDigm including the Named Executive Officers for the purchase of shares of Common Stock of Holdings (the "New Options"). Such New Options are intended to qualify as "incentive stock options" to the extent permitted under the Internal Revenue Code, and have an exercise price equal to the price per share paid by Odyssey in connection with the Recapitalization. Twenty percent of each of Messrs. Peacock's and Howley's New Options were vested as of the date of grant. Subject to the executive's continued employment with and, in the case of Mr. Peacock, continued service as non-executive Chairman of the Board of the Company, the remaining 80% of his New Options will become exercisable upon the earlier of (1) the Company's achievement of specified financial targets or (2) certain specified dates in the Option Agreement. Furthermore, in the event of a "change of control" (as defined in the Option Agreement), a specified percentage of the New Options may become exercisable based upon the terms of such transaction. The New Options generally will expire 10 years after grant and may expire earlier in the event of the executive's earlier termination of employment.

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

                                                                                  COMMON STOCK
                                                                               BENEFICIALLY OWNED
                                                                      -----------------------------------
NAME OF BENEFICIAL OWNER                                                SHARES               PERCENTAGE

Odyssey (as defined in footnote 1)                                       100,240  (1)              82.7%
                                                                       ----------            ----------

Kelso (as defined in footnote 2)                                          18,422  (2)              15.2
                                                                       ----------            ----------

Stephen Berger                                                           100,240  (1)(3)           82.7
                                                                       ----------            ----------

Robert S. Henderson                                                          772  (4)             *
                                                                       ----------            ----------

William Hopkins                                                          100,240  (1)(5)           82.7
                                                                       ----------            ----------

W. Nicholas Howley                                                         6,690  (6)               5.5
                                                                       ----------            ----------

Raymond F. Laubenthal                                                        780  (7)             *
                                                                       ----------            ----------

Muzzafar Mirza                                                           100,240  (1)(8)           82.7
                                                                       ----------            ----------

Douglas W. Peacock                                                         7,800  (9)               6.4
                                                                       ----------            ----------

Thomas R. Wall, IV                                                        18,422  (2)              15.2
                                                                       ----------            ----------

All officers and directors as a group (12 members)                       135,855  (10)             99.0
                                                                       ----------            ----------

-----------

*        Less than 1.0%

(1) Consists of 100,240 shares of common stock owned by Odyssey Investment Partners, LP (the "Fund"), Odyssey Coinvestment, LLC ("Coinvestment"), TD Coinvestment I, LLC ("TD I"), and TD Coinvestment II, LLC ("TD II" and together with the Fund, Coinvestment and TD I, "Odyssey"). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund and the managing member of each of Coinvestment, TD I and TD II. The principal business address for Odyssey is 280 Park Avenue, West Tower, 38th Floor, New York, N.Y. 10017. Stephen Berger, Muzzafar Mirza, William Hopkins (directors of Holdings) and Brian Kwait and Paul Barnett are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to such shares deemed to be owned by Odyssey. Each of them disclaims beneficial ownership of such shares.

(2) KIA IV-TD, LLC ("KIA IV-TD) and Kelso Equity Partners II, L.P. ("KEP II") have beneficial ownership of 17,473 and 949 shares, respectively. Due to their common control, KIA IV-TD, Kelso Partners IV, L.P., the managing member of KIA IV-TD ("KP IV" and, together with KIA IV-TD and KEP II, "Kelso"), and KEP II could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. In addition, Mr. Wall, Joseph S. Schuchert, Frank T. Nickell, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig and Frank K. Bynum, Jr. may be deemed to share beneficial ownership of shares beneficially owned by KIA IV-TD, KP IV and KEP II by virtue of their status as general partners of KP IV, which is the managing member of KIA IV-TD, and as general partners of KEP II, but each disclaims such beneficial ownership. The address of each of KIA IV-TD, KP IV, KEP II and Messrs. Wall, Schuchert, Nickell, Matelich, Goldberg, Wahrhaftig and Bynum is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

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

(10) As described in footnotes (1), (3), (5) and (7), Messrs. Berger, Hopkins and Mirza may each be deemed to share investment and voting power with respect to 100,240 shares deemed to be beneficially owned by the General Partner of Odyssey, Mr. Wall may be deemed to share investment and voting power with respect to 18,422 shares owned by Kelso and Mr. Peacock may be deemed to share investment and voting power with respect to 811 shares owned by TD Equity LLC. Each of Messrs. Berger, Hopkins, Mirza, Wall and Peacock disclaims ownership of such shares. Excluding such shares, all officers and directors as a group beneficially own 16,382 shares, or 12.5%, which are purchasable within 60 days upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX ALLOCATION AGREEMENT

TransDigm and Holdings are parties to a Tax Allocation Agreement. Under the terms of the Tax Allocation Agreement. TransDigm is obligated to make payments to Holdings equal to the amount of income taxes that TransDigm would have owed in respect of federal and state income taxes on behalf of TransDigm and its subsidiaries if TransDigm and its subsidiaries were, for tax purposes, a separate consolidated group.

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

Kelso may be deemed, collectively, to beneficially own 15.2% of the Common Stock of Holdings on a fully diluted basis. In addition, Mr. Wall, a director of Holdings and TransDigm, is a general partner of each of the Kelso entities.

KELSO STOCKHOLDERS AGREEMENT

Pursuant to the Merger Agreement, Holdings, Odyssey and KIA IV-TD and KEP II entered into a stockholders agreement (the "Stockholders Agreement") concurrently with consummation of the Recapitalization. The Stockholders Agreement provides for customary transfer restrictions, tag-along and drag-along rights, registration rights and an agreement among the parties to vote their shares of Common Stock, including the agreement of Odyssey to designate a representative of Kelso to the Board of Directors of Holdings. See also "Directors and Executive Officers" for a description of certain agreements that have been entered into with certain members of management in connection with the Recapitalization. See "Certain Relationships and Related Transactions-Termination of Financial Advisory Services Agreement."

ODYSSEY FINANCIAL SERVICES

As part of the Recapitalization, TransDigm paid Odyssey a fee of approximately $3.5 million. Odyssey is the majority stockholder of Holdings. In addition, Messrs. Berger, Hopkins and Mirza, each a director of Holdings and TransDigm, are managing members of the General Partner of Odyssey.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included in a separate section of this Report following the signature page:

Independent Auditors' Report

Consolidated Balance Sheets - September 30, 2000 and 1999

Consolidated Statements of Operations - Years Ended September 30, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) - Years Ended September 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended September 30, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in a separate section of this Report following the signature page - Valuation and Qualifying Accounts - Years Ended September 30, 2000, 1999 and 1998.

(a) (3)  EXHIBITS

  EXHIBIT                                                  DESCRIPTION OF EXHIBIT
    NO.
   *2.1     Agreement and Plan of Merger, dated August 3, 1998, between Phase II Acquisition Corp.  and TransDigm Holding
            Company.
   *2.2     Amendment One, dated November 9, 1998, to the Agreement and Plan of Merger between Phase II Acquisition Corp.  and
            TransDigm Holding Company.
   *2.3     Agreement and Plan of Reorganization, dated as of March 31, 1999, by and among TransDigm Inc., ARA Acquisition
            Corporation, ZMP, Inc.  and TCW Special Placements Fund II.
   *3.1     Restated Certificate of Incorporation, filed on September 28, 1993, of TransDigm Holding Company.
   *3.2     Certificate of Amendment, filed on December 21, 1993, of the Restated Certificate of Incorporation of TransDigm
            Holding Company.
   *3.3     Certificate of Ownership and Merger, filed on December 3, 1998, merging Phase II Acquisition Corp.  with and into
            TransDigm Holding Company.
   *3.4     Certificate of Incorporation, filed on July 2, 1993, of NovaDigm Acquisition, Inc.  (TransDigm Inc.).
   *3.5     Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc.
            (TransDigm Inc.).
   *3.6     Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.
   *3.7     Certificate of Incorporation, filed on March 28, 1994, of MPT Acquisition Corp.  (Marathon Power Technologies
            Company).
   *3.8     Certificate of Amendment, filed on May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp.
            (Marathon Power Technologies Company).
   *3.9     Certificate of Amendment, filed on May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp.
            (Marathon Power Technologies Company).

  EXHIBIT                                                  DESCRIPTION OF EXHIBIT
    NO.
   *3.10    Amended and Restated Articles of Incorporation, filed on April 23, 1999, of ZMP, Inc.
   *3.11    Certificate of Ownership and Merger, filed on April 23, 1999, merging ARA Acquisition Corporation with and into ZMP,
            Inc.
   *3.12    Articles of Incorporation, filed on July 30, 1986, of ARP Acquisition Corporation (Adams Rite Aerospace, Inc.).
   *3.13    Certificate of Amendment, filed on September 12, 1986, of the Articles of Incorporation of ARP Acquisition
            Corporation (Adams Rite Aerospace, Inc.).
   *3.14    Certificate of Amendment, filed on January 27, 1992, of the Articles of Incorporation of Adams Rite Aerospace
            Products, Inc.  (Adams Rite Aerospace, Inc.).
   *3.15    Certificate of Amendment, filed on December 31, 1992, of the Articles of Incorporation of Adams Rite Aerospace
            Products, Inc.  (Adams Rite Aerospace, Inc.).
   *3.16    Certificate of Amendment, filed on August 11, 1997, of the Articles of Incorporation of Adams Rite Aerospace Sabre
            International, Inc.  (Adams Rite Aerospace, Inc.).
   *3.17    Bylaws of TransDigm Holding Company.
   *3.18    Bylaws of NovaDigm Acquisition, Inc.  (TransDigm Inc.).
   *3.19    Bylaws of MPT Acquisition Corp.  (Marathon Power Technologies Company).
   *3.20    Amended and Restated Bylaws of ZMP, Inc.
   *3.21    Amended and Restated Bylaws of Adams Rite Aerospace, Inc.
   *4.1     Indenture, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies
            Company and State Street Bank and Trust Company, as trustee, relating to $125,000,000 aggregate principal amount of
            10 3/8% Senior Subordinated Notes due 2008 and the registered 10 3/8% Senior Subordinated Notes due 2008.
   *4.2     Supplemental Indenture, dated April 23, 1999, among ZMP, Inc.  and Adams Rite Aerospace, Inc.  and State Street Bank
            and Trust Company, as trustee.
   *4.3     Specimen Certificate of 10 3/8% Senior Subordinated Notes due 2008 (the "Old Notes") (included in Exhibit 4.1 hereto).
   *4.4     Specimen Certificate of the registered 10 3/8% Senior Subordinated Notes due 2008 (the "New Notes") (included in
            Exhibit 4.1 hereto).
   *4.5     Registration Rights Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon
            Power Technologies Company and BT Alex.  Brown Incorporated and Credit Suisse First Boston Corporation.
   *4.6     Indenture, dated December 3, 1998, between TransDigm Holding Company and State Street Bank and Trust Company, as trustee, relating to
            $20,000,000 aggregate principal amount of 12% Pay-in-Kind Senior
            Notes due 2009.
   *4.7     Specimen Certificate of 12% Pay-in-Kind Senior Notes due 2009 (included in Exhibit 4.6 hereto).
   *4.8     Registration Rights Agreement, dated December 3, 1998, among TransDigm Holding Company and Kelso Investment
            Associates IV, L.P.  and Kelso Equity Partners II, L.P.
   *4.9     Credit Agreement, dated December 3, 1998, among TransDigm Inc. and TransDigm Holding Company and Bankers Trust
            Company, as the administrative agent, and the various financial institutions parties thereto.
   *4.10    First Amendment to the Credit Agreement, dated December 10, 1998, among TransDigm Inc. and TransDigm Holding Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.
   *4.11    Second Amendment to the Credit Agreement, dated April 23, 1999, among TransDigm Inc., TransDigm Holding Company and
            Marathon Power Technologies Company and Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.
   *4.12    Third Amendment to the Credit Agreement, dated April 23, 1999, among TransDigm Inc. and TransDigm Holding Company and
            Bankers Trust Company, as the administrative agent, and the various financial institutions parties thereto.
   *4.13    Specimen Revolving Note evidencing the revolving borrowings under the Credit Agreement (included in Exhibit 4.9 hereto).

  EXHIBIT                                                  DESCRIPTION OF EXHIBIT
    NO.
   *4.14    Specimen Term A Note evidencing the Term A credit advances under the Credit Agreement (included in Exhibit 4.9 hereto).
   *4.15    Specimen Term B Note evidencing the Term B credit advances under the Credit Agreement (included in Exhibit 4.9 hereto).
   *4.16    Security Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power
            Technologies Company and Bankers Trust Company, as the administrative agent under the Credit Agreement.
   *4.17    Pledge Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power
            Technologies Company and Bankers Trust Company, as the administrative agent under the Credit Agreement.
   *4.18    Form of Assignment of Security Interest in United States Copyrights by TransDigm Inc., TransDigm Holding Company and
            Marathon Power Technologies Company for the benefit of Bankers Trust Company, as the administrative agent under the
            Credit Agreement (included in Exhibit 4.16 hereto).
   *4.19    Form of Assignment of Security Interest in United States Trademarks and Patents by TransDigm Inc., TransDigm Holding
            Company and Marathon Power Technologies Company for the benefit of Bankers Trust Company, as the administrative agent under the Credit Agreement (included in Exhibit 4.16 hereto).
   *5.1     Opinion of Latham & Watkins regarding the validity of the New Notes.
  *10.1     Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners
            Fund, LP, Odyssey Coinvestors, LLC, TD-Equity LLC, KIA IV-TD, LLC and Kelso Equity Partners II, L.P.
  *10.2     Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners
            Fund and certain employee stockholders of TransDigm Holding Company.
  *10.3     Tax Allocation Agreement, dated December 3, 1998, between TransDigm Holding Company and TransDigm Inc.
 **10.4     Employment Agreement dated May 19, 1999, between TransDigm Holding Company and Douglas W.  Peacock.
 **10.5     Employment Agreement dated May 19, 1999, between TransDigm Holding Company and W.  Nicholas Howley.
  *10.6     TransDigm Inc.  Senior Executive Benefits Plan.
  *10.7     Summary of Annual Incentive Compensation Plan for Key Management Employees of TransDigm Inc.
   12.1     Statement of Computation of Ratio of Earnings to Fixed Charges.
   12.2     Statement of Computation of Ratio of EBITDA, As Defined, to Interest Expense.
   12.3     Statement of Computation of Ratio of EBITDA, As Defined, to Interest Expense, As Defined.
   12.4     Statement of Computation of Ratio of Total Debt to EBITDA, As Defined.
  *21.1     Subsidiaries of TransDigm Holding Company.
   24.1     Power of Attorney - TransDigm Holding Company
   24.2     Power of Attorney - TransDigm Inc.
   24.3     Power of Attorney - Marathon Power Technologies Company
   24.4     Power of Attorney - ZMP, Inc.
   24.5     Power of Attorney - Adams Rite Aerospace, Inc.
  *25.1     Statement of Eligibility and Qualification (form T-1) under the Trust Indenture Act of 1939 of State Street Bank and
            Trust Company.
   27.1     Financial Data Schedule.
  *99.1     Form of Letter of Transmittal and related documents to be used in conjunction with the exchange offer.

-----------

* (Incorporated by reference to same titled exhibit to the Co-Registrants' Registration Statement on Form S-4 dated January 29,
         1999 File No. 333-71397, as amended.)

**       (Incorporated by reference to same titled exhibit to the  Co-Registrants'  Form 10-K dated December 23,  1999
         File No.  333-71397.)

(b)      REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

(c)      EXHIBITS

         The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statement schedule is included in a separate section of this Report following the signature page - Valuation and Qualifying Accounts - Years Ended September 30, 2000, 1999 and 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 28, 2000.

TRANSDIGM HOLDING COMPANY

By:                      /s/Gregory Rufus
    ----------------------------------------------------------------
                             Gregory Rufus
                        Chief Financial Officer

TRANSDIGM INC.

By:                      /s/Gregory Rufus
    ----------------------------------------------------------------
                             Gregory Rufus
                        Chief Financial Officer

MARATHON POWER TECHNOLOGIES COMPANY

By:                      /s/Gregory Rufus
    ----------------------------------------------------------------
                             Gregory Rufus
                        Chief Financial Officer

ZMP, INC.

By:                      /s/Gregory Rufus
    ----------------------------------------------------------------
                             Gregory Rufus
                        Chief Financial Officer

ADAMS RITE AEROSPACE, INC.

By:                      /s/Gregory Rufus
    ----------------------------------------------------------------
                             Gregory Rufus
                        Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

               SIGNATURE                                        TITLE                                  DATE
*                                           Chief Executive Officer (Principal Executive      December 28, 2000
------------------------------------             Officer) and Chairman of the Board
          Douglas W. Peacock

*                                         President and Chief Operating Officer (Principal    December 28, 2000
------------------------------------               Operating Officer) and Director
          W. Nicholas Howley

        /s/Gregory Rufus                  Chief Financial Officer (Principal Financial and    December 28, 2000
------------------------------------                     Accounting Officer)
             Gregory Rufus

*                                                             Director                        December 28, 2000
------------------------------------
            Stephen Berger

*                                                             Director                        December 28, 2000
------------------------------------
            William Hopkins

*                                                             Director                        December 28, 2000
------------------------------------
            Muzzafar Mirza

*                                                             Director                        December 28, 2000
------------------------------------
            John W. Paxton

*                                                             Director                        December 28, 2000
------------------------------------
          Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

               SIGNATURE                                        TITLE                                  DATE
*                                           Chief Executive Officer (Principal Executive      December 28, 2000
------------------------------------             Officer) and Chairman of the Board
          Douglas W. Peacock

*                                         President and Chief Operating Officer (Principal    December 28, 2000
------------------------------------               Operating Officer) and Director
          W. Nicholas Howley

        /s/Gregory Rufus                  Chief Financial Officer (Principal Financial and    December 28, 2000
------------------------------------                     Accounting Officer)
             Gregory Rufus

*                                                             Director                        December 28, 2000
------------------------------------
            Stephen Berger

*                                                             Director                        December 28, 2000
------------------------------------
            William Hopkins

*                                                             Director                        December 28, 2000
------------------------------------
            Muzzafar Mirza

*                                                             Director                        December 28, 2000
------------------------------------
            John W. Paxton

*                                                             Director                        December 28, 2000
------------------------------------
          Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

               SIGNATURE                                        TITLE                                  DATE
*                                           Chief Executive Officer (Principal Executive      December 28, 2000
------------------------------------             Officer) and Chairman of the Board
          Douglas W. Peacock

*                                              President (Principal Operating Officer)        December 28, 2000
------------------------------------
          Albert J. Rodriguez

        /s/Gregory Rufus                  Chief Financial Officer (Principal Financial and    December 28, 2000
------------------------------------                     Accounting Officer)
             Gregory Rufus

*                                                             Director                        December 28, 2000
------------------------------------
          W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

               SIGNATURE                                        TITLE                                  DATE
*                                        Chairman of the Board and Executive Vice President   December 28, 2000
------------------------------------                (Principal Executive Officer)
          Douglas W. Peacock

*                                              President (Principal Operating Officer)        December 28, 2000
------------------------------------
             John F. Leary

        /s/Gregory Rufus                  Treasurer and Chief Financial Officer (Principal    December 28, 2000
------------------------------------              Financial and Accounting Officer)
             Gregory Rufus

*                                                     Executive Vice President                December 28, 2000
------------------------------------                        and Director
          W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

               SIGNATURE                                        TITLE                                  DATE
*                                         Chairman of the Board of Executive Vice President   December 28, 2000
------------------------------------                (Principal Executive Officer)
          Douglas W. Peacock

*                                              President (Principal Operating Officer)        December 28, 2000
------------------------------------
             John F. Leary

        /s/Gregory Rufus                  Treasurer and Chief Financial Officer (Principal    December 28, 2000
------------------------------------              Financial and Accounting Officer)
             Gregory Rufus

*                                                     Executive Vice President                December 28, 2000
------------------------------------                        and Director
          W. Nicholas Howley

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

                      FISCAL YEAR ENDED SEPTEMBER 30, 2000

                            ITEM 8 AND ITEM 14(a) (1)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                                                         PAGE

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                                           F-1

   Consolidated Balance Sheets at September 30, 2000 and 1999                                             F-2

   Consolidated Statements of Operations for the Years Ended

     September 30, 2000, 1999 and 1998                                                                    F-3

   Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the
     Years Ended September 30, 2000, 1999 and 1998                                                        F-4

   Consolidated Statements of Cash Flows for the Years Ended

    September 30, 2000, 1999 and 1998                                                                  F-5 - F-6

   Notes to Consolidated Financial Statements                                                         F-7 - F-18

SUPPLEMENTARY DATA:

   Independent Auditors' Report                                                                          F-19

   Valuation and Qualifying Accounts for the Years Ended

     September 30, 2000, 1999 and 1998                                                                   F-20

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the accompanying consolidated balance sheets of TransDigm Holding Company and its subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransDigm Holding Company and its subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Cleveland, Ohio
November 10, 2000

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
(In Thousands of Dollars)
--------------------------------------------------------------------------------

ASSETS                                   2000        1999   LIABILITIES AND STOCKHOLDERS' DEFICIENCY           2000           1999
CURRENT ASSETS:                                             CURRENT LIABILITIES:
  Cash and cash equivalents           $  4,309    $  2,729    Current portion of long-term debt (Note 9)     $ 10,953      $  7,595
  Accounts receivable - net (Note 4)    26,796      22,399    Accounts payable                                  5,672         5,322
  Inventories (Note 5)                  32,889      29,217    Accrued liabilities (Note 8)                     15,460        15,719
                                                                                                             --------      --------
  Income taxes refundable                1,796       2,810             Total current liabilities               32,085        28,636
  Deferred income taxes (Note 11)        5,657       6,614
  Prepaid expenses and other               535         398  LONG-TERM DEBT - Less current portion (Note 9)    250,648       258,962
                                          ----        ----
           Total current assets         71,982      64,167
                                                            NON-CURRENT PORTION OF ACCRUED
PROPERTY, PLANT AND EQUIPMENT -                               PENSION COSTS AND OTHER (Note 10)                 3,138         3,118
                                                                                                             --------      --------
  Net (Note 6)                          25,029      25,422             Total liabilities                      285,871       290,716
                                                                                                             --------      --------

INTANGIBLE ASSETS - Net (Note 7)        56,957      58,555  REDEEMABLE COMMON STOCK (Note 12)                   1,371         1,323
                                                                                                             --------      --------

DEBT ISSUE COSTS - Net                   9,400      10,951  STOCKHOLDERS' DEFICIENCY:
                                                              Common stock, $.01 par value (Note 12)          102,156       102,097
DEFERRED INCOME TAXES                                         Retained deficit                               (220,115)     (229,237)
  AND OTHER (Note 11)                    5,465       5,322    Accumulated other comprehensive loss               (450)         (482)
                                        ------      ------                                                   --------          -----
                                                                       Total stockholders' deficiency        (118,409)     (127,622)
                                                                                                             --------      --------

TOTAL ASSETS                          $168,833    $164,417   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $168,833      $164,417
                                      ========    ========                                                   ========      ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                     2000         1999         1998

NET SALES (Note 4)                                                                 $ 150,457   $ 130,818    $ 110,868

COST OF SALES (Including charge of $185, $1,143 and $242
  in 2000, 1999 and 1998, respectively, due to inventory
  purchase accounting adjustments) (Note 2)                                           82,193      69,951       59,395
                                                                                   ---------   ---------    ---------

GROSS PROFIT                                                                          68,264      60,867       51,473
                                                                                   ---------   ---------    ---------

OPERATING EXPENSES:
  Selling and administrative                                                          16,799      13,620       10,473
  Amortization of intangibles                                                          1,843       2,063        2,438
  Research and development                                                             2,308       2,139        1,724
  Merger expenses (Note 1)                                                                        40,012
                                                                                   ---------   ---------    ---------

           Total operating expenses                                                   20,950      57,834       14,635
                                                                                   ---------   ---------    ---------

INCOME FROM OPERATIONS                                                                47,314       3,033       36,838

INTEREST EXPENSE - NET                                                                28,563      22,722        3,175

WARRANT PUT VALUE ADJUSTMENT                                                                                    6,540
                                                                                   ---------   ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                                     18,751     (19,689)      27,123

INCOME TAX PROVISION (BENEFIT) (Note 11)                                               7,972      (2,772)      12,986
                                                                                   ---------   ---------    ---------

NET INCOME (LOSS)                                                                  $  10,779   $ (16,917)   $  14,137
                                                                                   =========   =========    =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                               COMMON                            ACCUMULATED
                                               STOCK             RETAINED          OTHER
                                            (VOTING AND         EARNINGS       COMPREHENSIVE
                                           CLASS A SHARES)      (DEFICIT)       INCOME (LOSS)        TOTAL

BALANCE, OCTOBER 1, 1997                     $  24,352         $  (1,237)        $    (502)        $  22,613
                                                                                                   ---------

Comprehensive Income:
  Net income                                                      14,137                              14,137
  Other comprehensive loss                                                            (252)             (252)
                                                                                                   ---------
           Comprehensive income                                                                       13,885

Purchase of common stock                           (71)                                                  (71)
                                             ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1998                     24,281            12,900              (754)           36,427
                                                                                                   ---------

Comprehensive Loss:
  Net loss                                                       (16,917)                            (16,917)
  Other comprehensive income                                                           272               272
                                                                                                   ---------
           Comprehensive loss                                                                        (16,645)

Issuance of common stock                       100,652                                               100,652

Payment of consideration in
  recapitalization                             (22,808)         (224,356)                           (247,164)

Purchase of common stock                           (28)                                                  (28)

Adjustment of redeemable common stock                               (864)                               (864)
                                             ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1999                    102,097          (229,237)             (482)         (127,622)
                                                                                                   ---------

Comprehensive income:
  Net income                                                      10,779                              10,779
  Other comprehensive income                                                            32                32
                                                                                                   ---------
           Comprehensive income                                                                       10,811

Exercise of stock options                          274                                                   274

Income tax benefit from exercise of
  stock options and purchase of
  common stock                                     460                                                   460

Adjustment of redeemable common stock             (675)           (1,657)                             (2,332)
                                             ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 2000                  $ 102,156         $(220,115)        $    (450)        $(118,409)
                                             =========         =========         =========         =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                             Year Ended September 30,
                                                                  -------------------------------------------
                                                                      2000             1999             1998

OPERATING ACTIVITIES:
  Net income (loss)                                               $ 10,779         $(16,917)        $ 14,137
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                     4,669            4,311            4,029
    Amortization of intangibles                                      1,843            2,063            2,438
    Amortization of debt issue costs                                 1,705            2,165              267
    Interest deferral on Holdings PIK Notes                          2,639            2,000
    Warrant put value adjustment                                                                       6,540
    Deferred income taxes                                            1,684           (1,078)            (341)
    Changes in assets and liabilities, net of effects from
      acquisition of businesses (Note 2):
      Accounts receivable                                           (3,970)          (5,234)            (821)
      Inventories                                                   (2,337)            (842)            (870)
      Refundable income taxes                                        1,323
      Prepaid expenses and other assets                               (679)          (2,500)             148
      Accounts payable                                                 191             (744)             392
      Accrued and other liabilities                                 (1,542)             557           (2,464)
                                                                  --------         --------         --------

    Net cash provided by (used in) operating activities             16,305          (16,219)          23,455
                                                                  --------         --------         --------

INVESTING ACTIVITIES:
  Capital expenditures                                              (4,368)          (3,043)          (5,061)
  Acquisition of Christie Electric Corp. (Note 2)                   (2,400)
  Acquisition of ZMP, Inc. (Note 2)                                  1,648          (41,556)
  Marathon Power Technologies Company
    purchase price adjustment                                                                            766
                                                                  --------         --------         --------

    Net cash used in investing activities                           (5,120)         (44,599)          (4,295)
                                                                  --------         --------         --------


                                                                     (Continued)

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                              Year Ended September 30,
                                                                  ---------------------------------------------
                                                                    2000              1999              1998

FINANCING ACTIVITIES:
  Proceeds from subordinated notes, net of fees of $6,868                             118,132
  Proceeds from new credit facility, net of fees of $5,361                            118,639
  Proceeds from Holdings PIK Notes and common stock,
    net of fees of $341                                                                19,659
  Payment of consideration in recapitalization -
    common stock and warrants                                                        (263,896)
  Proceeds from exercise of stock options and issuance
    of common stock, including redeemable common stock                  295           100,998
  Repayment of term loans and subordinated notes                     (7,595)          (49,443)           (5,000)
  Purchase of common stock, including
    redeemable common stock                                          (2,305)              (28)              (71)
                                                                  ---------         ---------         ---------

    Net cash provided by (used in) financing activities              (9,605)           44,061            (5,071)
                                                                  ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                1,580           (16,757)           14,089

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   2,729            19,486             5,397
                                                                  ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   4,309         $   2,729         $  19,486
                                                                  =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the year for interest                          $  23,955         $  14,955         $   3,640
                                                                  =========         =========         =========

  Cash paid during the year for income taxes                      $   5,004         $   1,195         $  13,490
                                                                  =========         =========         =========


See notes to consolidated financial statements.                      (Concluded)

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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

2.    ACQUISITIONS

      ZMP, INC. AND ADAMS RITE AEROSPACE, INC. - On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, the corporate parent of Adams Rite, through a merger. Adams Rite manufactures mechanical hardware, fluid controls, lavatory hardware, electromechanical controls and oxygen systems related products. The purchase price for the acquisition was $41 million, subject to adjustment for changes in working capital and other matters as defined in the merger agreement. The acquisition was funded through $36 million of additional borrowings under the Company's credit facility and the use of approximately $5 million of the Company's cash balances. During the year ended September 30, 2000, the Company received a purchase price adjustment of $1.6 million, net of expenses. As a result of the acquisition, ZMP and Adams Rite Aerospace became wholly-owned subsidiaries of TransDigm.

      The Company accounted for the acquisition as a purchase and included the results of operations of the acquired companies in the accompanying fiscal 1999 consolidated financial statements from the effective date of the acquisition. The purchase price (including related expenses) was allocated based on a determination of estimated fair values at the date of the acquisition as follows (in thousands):

Current assets                                                                      $ 18,218
Property and equipment                                                                 4,739
Goodwill                                                                              23,971
Other assets                                                                             382
Current liabilities                                                                   (6,494)
Other liabilities                                                                       (451)
                                                                                    --------
Net                                                                                 $ 40,365
                                                                                    ========

      Goodwill is being amortized on a straight-line basis over forty years

      The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the following periods ended September 30 (in thousands):

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

      CHRISTIE ELECTRIC CORP. - On March 8, 2000, Marathon acquired all of the issued and outstanding common shares of Christie Electric Corp. ("Christie") for $2.4 million. The Company accounted for the acquisition as a purchase and included the results of operations of Christie, which are not material to the Company's consolidated results of operations, in its fiscal 2000 consolidated financial statements from the effective date of acquisition. Goodwill of $1.8 million, which resulted from the acquisition, is being amortized on a straight-line basis over forty years.

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

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      COMPREHENSIVE INCOME - The Company's accumulated other comprehensive income, consisting principally of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statements of changes in stockholders' equity (deficiency), net of taxes of $317,000, $390,000 and $521,000 at September 30, 2000, 1999 and 1998, respectively.

      SEGMENT REPORTING - The Company's principal business, aircraft component supplier, is reported as one segment. In addition, substantially all of the Company's operations are located within the United States.

4.    SALES AND ACCOUNTS RECEIVABLE

      SALES - The Company's sales and receivables are concentrated in the aircraft industry. The Company's customers consist primarily of original equipment manufacturers of aircraft and aircraft subassemblies, commercial airlines, distributors, and various agencies of the United States government, including the U.S. military.

      Information concerning the Company's net sales by its principal product categories is as follows for the years ended September 30 (in thousands):

                                                               2000            1999            1998

AeroControlex Division (principally mechanical

  controls, valves, compressors, and pumps)                  $ 44,633        $ 47,592        $ 43,363

AdelWiggins Division (principally connectors, clamps,
  service systems, heaters and hoses)                          44,191          47,418          44,637

Marathon Division (principally batteries and

  static inverters)                                            22,642          20,945          22,868

Adams Rite Aerospace Division (principally
   faucets, oxygen systems, hardware and
   electromechanical controls)                                 38,991          14,863
                                                             --------        --------        --------

Total                                                        $150,457        $130,818        $110,868
                                                             ========        ========        ========

      For the year ended September 30, 2000, two customers represented approximately 10% and 9%, respectively, of the Company's net sales. Two customers represented approximately 15% and 14%, respectively, of the Company's net sales during the year ended September 30, 1999 and two customers represented approximately 20% and 14% of the Company's net sales for the year ended September 30, 1998. Export sales to customers, primarily in Western Europe, were $36.2 million in 2000, $30.7 million in 1999, and $17.8 million in 1998.

      ACCOUNTS RECEIVABLE - Accounts receivable consist of the following at September 30 (in thousands):

                                                               2000             1999

Due from U.S. government or prime contractors under
  U.S. government programs                                 $  4,571         $  2,033
Commercial customers                                         22,596           20,807
Allowance for uncollectible accounts                           (371)            (441)
                                                           --------         --------

Accounts receivable - net                                  $ 26,796         $ 22,399
                                                           ========         ========

      Approximately 11% of the Company's receivables at September 30, 2000 were due from one customer and approximately 17% of the receivables were due from entities, which principally operate outside of the United States. Credit is extended based on an evaluation of each customer's financial condition and collateral is generally not required.

5.    INVENTORIES

      Inventories consist of the following at September 30 (in thousands):

                                                     2000             1999

Work-in-progress and finished goods                $ 20,995         $ 18,892
Raw materials and purchased component parts          18,325           17,435
                                                   --------         --------
          Total                                      39,320           36,327
Reserve for excess and obsolete inventory            (6,431)          (7,110)
                                                   --------         --------

Inventories - net                                  $ 32,889         $ 29,217
                                                   ========         ========



6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at September 30 (in thousands):

                                                     2000             1999

Land and improvements                              $  4,720         $  4,691
Buildings and improvements                           10,687           10,404
Machinery and equipment                              30,437           28,211
Furniture and fixtures                                4,220            3,222
Construction in progress                              1,014              274
                                                   --------         --------
          Total                                      51,078           46,802
Accumulated depreciation                            (26,049)         (21,380)
                                                   --------         --------

Property, plant and equipment - net                $ 25,029         $ 25,422
                                                   ========         ========



7.    INTANGIBLE ASSETS

      Intangible assets, net of accumulated amortization, consist of the following at September 30 (in thousands):

                                                     2000             1999

Goodwill                                            $56,176          $57,284
Technology and other                                    781            1,271
                                                    -------          -------

Total                                               $56,957          $58,555
                                                    =======          =======



      Accumulated amortization of intangibles was $20.3 million at September 30, 2000 and $18.5 million at September 30, 1999.

8.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following at September 30 (in thousands):


                                                     2000             1999

Compensation and related benefits                   $ 5,281          $ 5,260
Interest                                              4,857            4,593
Estimated losses on uncompleted contracts             1,900            2,809
Sales returns and repairs                             1,467            1,841
Other                                                 1,955            1,216
                                                    -------          -------

Total                                               $15,460          $15,719
                                                    =======          =======

9.    DEBT

      SUMMARY - The Company's long-term debt consists of the following at September 30 (in thousands):

                                    2000              1999

Term loans                       $ 111,962         $ 119,557
Senior Subordinated Notes          125,000           125,000
Holdings PIK Notes                  24,639            22,000
                                 ---------         ---------
           Total debt              261,601           266,557
Current maturities                 (10,953)           (7,595)
                                 ---------         ---------

Long-term portion                $ 250,648         $ 258,962
                                 =========         =========

      REVOLVING CREDIT, SWING LINE, AND TERM LOANS - In connection with the Merger (see Note 1) and the acquisition of ZMP and Adams Rite (see Note
      2), TransDigm repaid its existing term loans and obtained a new $154 million Senior Credit Facility with a group of financial institutions, which consists of (1) a $30 million revolving credit line (including $3 million of available swing line loans) maturing in 2004 and (2) a term loan facility in the aggregate of $124 million, consisting of a $62 million Tranche A Facility maturing in 2004 and a $62 million Tranche B Facility maturing in 2006. At September 30, 2000, the Company had $30 million of borrowings (the entire revolving credit line) available under the credit facility.

      The interest rate for the credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility. The interest rate on outstanding borrowings at September 30, 2000 ranged from 9.625% to 10.125%.

      All obligations under the Senior Credit Facility are guaranteed by Holdings and each of the subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in assets other than real estate (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, payment of dividends, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to earnings, interest coverage and leverage. The Company is in compliance with all financial covenants of the Senior Credit Facility as of September 30, 2000. The maturities of the Company's term loans by fiscal year are as follows: $11 million in both 2001 and 2002, $14.4 million in 2003, $13.8 million in 2004, $32.6 million in 2005 and $29.2 million thereafter.

      SENIOR SUBORDINATED NOTES - TransDigm's Senior Subordinated Notes (the "Notes") bear interest at an annual rate of 10 3/8%, maturing on December 1, 2008, and are unsecured obligations of TransDigm ranking subordinate to the Company's senior debt, as defined in the note agreement. Up to 35% of the Notes are redeemable by TransDigm prior to December 1, 2001 with the proceeds of an equity offering. The Notes are also redeemable after December 1, 2003, in whole or in part, at specified redemption prices, which decline over the remaining term of the Notes. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that the Company redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued interest. The Notes contain many of the same restrictive covenants included in the Senior Credit Facility. The Company is in compliance with all financial covenants of the Notes as of September 30, 2000.

      HOLDINGS PIK NOTES - In connection with the Merger (see Note 1), Holdings issued $20 million of pay-in-kind notes due 2009 ("Holdings PIK Notes" or "PIK Notes"). The PIK Notes are unsecured obligations of Holdings, which has no significant assets or operations. Interest on the PIK Notes is accrued at an annual fixed rate of 12% and is payable semi-annually in the form of additional PIK Notes through December 2003. Thereafter, cash interest is payable semi-annually commencing in the year 2004. The PIK Notes are redeemable by Holdings prior to their maturity under certain circumstances and contain many of the same restrictive covenants included in the Notes and Senior Credit Facility. The Company is in compliance with all financial covenants of the PIK Notes as of September 30, 2000.

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

      Financial information for the defined benefit plans is provided below (in thousands):

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                                -----------------------
                                                                 2000            1999

CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, beginning of year                         $ 4,841         $ 4,969
  Service cost                                                       87              83
  Interest cost                                                     333             319
  Benefits paid                                                    (261)           (252)
  Change in actuarial assumptions                                    34            (278)
                                                                -------         -------

  Benefit obligation, end of year                               $ 5,034         $ 4,841
                                                                =======         =======

CHANGE IN PLAN ASSETS:

  Fair value of plan assets, beginning of year                  $ 3,381         $ 2,817
  Actual return on plan assets                                      220             223
  Employer contribution                                             506             593
  Benefits paid                                                    (261)           (252)
                                                                -------         -------

  Fair value of plan assets, end of year                        $ 3,846         $ 3,381
                                                                =======         =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS AT
  SEPTEMBER 30 CONSIST OF:                                         2000            1999

  Intangible assets                                             $  (267)        $  (208)
  Accrued liabilities                                               500             600
  Non-current portion of accrued pension costs                      688             861
  Accumulated other comprehensive loss                             (793)           (872)
                                                                -------         -------

  Net amount recognized                                         $   128         $   381
                                                                =======         =======


                                                                  2000        1999

WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30:
  Discount rate                                                   7.0%        7.0%
  Expected return on plan assets                                  6.0%        6.0%

                                                   YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------
                                                     2000         1999        1998
Components of net periodic benefit cost:
  Service cost                                         $  87       $  83       $  86
  Interest cost                                          333         319         306
  Expected return on plan assets                        (210)       (177)       (190)
  Net amortization and deferral                           71          70          94
                                                       -----       -----       -----

  Net periodic pension cost                            $ 281       $ 295       $ 296
                                                       =====       =====       =====


      The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company's non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions under these plans for the years ended September 30, was approximately $1.2 million, $.7 million, and $.6 million in 2000, 1999 and 1998, respectively.

11.   INCOME TAXES

      The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                                     2000         1999        1998

Current                                             $  6,288    $ (1,694)   $ 13,327
Deferred                                               1,545        (481)       (341)
Net operating loss carryforward -
  state and local income taxes                           139        (597)        --
                                                    --------   ---------    --------

Total                                               $  7,972    $ (2,772)  $  12,986
                                                    ========    =========  =========



      The difference between the provision (benefit) for income taxes at the federal statutory income tax rate and the tax shown in the consolidated statements of operations for the years ended September 30 are as follows (in thousands):

                                                     2000         1999        1998

Tax at statutory rate of 35% (34% in 1999 and 1998) $  6,563    $ (6,694)   $  9,493
State and local income taxes                             700         (56)      1,053
Nondeductible merger expenses                                      4,290
Nondeductible warrant put value adjustment                                     2,289
Benefit from foreign sales corporation                  (363)       (615)       (349)
Nondeductible goodwill amortization
  and interest expense                                   711         526         353
Other - net                                              361        (223)        147
                                                    --------    --------    --------

Provision (benefit) for income taxes                $  7,972    $ (2,772)   $ 12,986
                                                    ========    ========    ========

      The components of the deferred tax assets at September 30 consist of the following (in thousands):

                                                                      2000       1999

CURRENT ASSET:
  Inventory                                                          $ 1,921    $ 2,200
  Estimated losses on uncompleted contracts                              741      1,143
  Employee benefits                                                    1,343      1,379
  Sales returns and repairs                                              456        697
  Other accrued liabilities                                              736        598
  Net operating loss carryforwards -
    state and local income taxes (expiring from 2004 through 2014)       460        597
                                                                     -------    -------

Total                                                                $ 5,657    $ 6,614
                                                                     =======    =======

NON-CURRENT ASSET:
  Intangible assets                                                  $ 3,202    $ 3,639
  Retirement and other accrued obligations                             1,120      1,215
  Holdings PIK Notes interest                                          1,689        680
  Property, plant and equipment                                       (1,562)      (914)
                                                                     -------    -------

Total                                                                $ 4,449    $ 4,620
                                                                     =======    =======

12.   COMMON STOCK AND OPTIONS

      COMMON STOCK - Authorized capital stock of the Company consists of 900,000 shares of common stock (voting), par value $.01 per share and 100,000 shares of Class A (non-voting) common stock. The total number of shares of voting common stock outstanding at September 30, 2000 and 1999 was 119,824 and 121,195, respectively. No shares of Class A (non-voting) common stock were outstanding at September 30, 2000 and 1999. Common stock issued to management personnel is subject to the Management Shareholders' Agreement which provides management shareholders the right (a "put") to require the Company to repurchase their shares of common stock under certain conditions at fair market value. Accordingly, the estimated put value of the outstanding shares of voting common stock held by management (1,162 and 1,270 shares at September 30, 2000 and 1999, respectively) has been classified as redeemable common stock in the accompanying consolidated balance sheets.

      The Company issued 101,503* shares of common stock (voting) principally to Odyssey in connection with the Merger in 1999 (see Note 1).

      The Company also repurchased common stock (voting and non-voting Class A), principally as a result of the Merger in 1999 (see Note 1) and from terminated employees in 1998, as follows (dollars in thousands):

                         YEARS ENDED SEPTEMBER 30,
                     ------------------------------
                       2000       1999       1998

Number of shares*                231,448        175
                     ========   ========   ========

Acquisition costs*              $247,192   $     71
                     ========   ========   ========

* - Excluding put warrants and redeemable common stock.

      STOCK OPTIONS - The Company has certain stock option plans for its employees. The options generally vest upon the earlier of: (1) the occurrence of certain events such as the achievement of certain earnings targets or a change in the control of the Company or (2) certain specified dates in the option agreements. The options are not exercisable more than ten years after the date the options are granted. A summary of the status of the Company's stock option plans as of September 30, 2000, 1999, and 1998 and changes during the years then ended is presented below:

                                           2000                        1999                         1998
                               --------------------------- ---------------------------- ------------------------
                                              WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                              AVERAGE                      AVERAGE                     AVERAGE
                                              EXERCISE                     EXERCISE                   EXERCISE
                                  SHARES       PRICE          SHARES        PRICE          SHARES       PRICE
Outstanding at beginning
  of year                          30,399       $ 623          37,467        $  158         37,467      $ 158
Granted                             1,695       1,180          15,115         1,040
Exercised/cancelled
  (see Note 1)                     (2,563)        864         (22,183)          121
                                  -------                     -------                      -------

Outstanding at end of year         29,531         634          30,399           623         37,467        158
                                  =======                     =======                      =======

Exercisable at end of year         16,516         300          17,084           298         19,670        113
                                  =======                     =======                      =======

      The following table summarizes information about stock options outstanding at September 30, 2000:

                                                                            OPTIONS OUTSTANDING
                                                              ------------------------------------------------
                                                                                WEIGHTED-AVERAGE
                            EXERCISE                                NUMBER          REMAINING           NUMBER
                              PRICES                             OUTSTANDING    CONTRACTUAL LIFE     EXERCIEABLE

                               $ 100                                 7,002            3.8               7,002
                                 154                                   172            4.8                 172
                                 200                                 1,245            5.5               1,245
                                 335                                 6,297            6.5               6,297
                               1,040                                13,120            8.6               1,800
                               1,180                                 1,695            9.8                  -
                                                                    ------                             ------
                                                                    29,531                             16,516
                                                                    ======                             ======

      At September 30, 2000, 4,175 remaining options were available for award under the Company's stock option plans.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method specified in Statement No. 123 of the FASB, the Company's net income for the year ended September 30, 2000 would have been reduced by approximately $146,000. The Company's net loss for the year ended September 30, 1999 would have increased by approximately $301,000 and the Company's net income for the year ended September 30, 1998 would have been reduced by $115,000.

      The weighted average fair value of options granted during the years ended September 30, 2000, 1999 and 1998 was $399, $383 and $126, respectively.
      The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.40% to 6.85%, expected life of approximately seven years, expected volatility and dividend yield of 0%.

13.   LEASES

      The Company leases office space for its corporate headquarters and one of its divisions. The Company also leases the manufacturing facility utilized by Adams Rite. The office space lease requires rental payments of approximately $200,000 per year through 2004. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The Adams Rite facility lease requires rental payments ranging from $540,000 to $780,000 through December 2012. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $978,000 in 2000, $688,000 in 1999, and $599,000 in 1998.
      Future, minimum rental commitments at September 30, 2000 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $947,000 in 2001, $899,000 in 2002, $840,000 in 2003,
      $797,000 in 2004, $631,000 in 2005, and $5,176,000 thereafter.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The fair value of the Company's Senior Subordinated Notes approximated $106 million at September 30, 2000 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party (see Note 1) and are not publicly traded.

15.   CONTINGENCIES

      ENVIRONMENTAL - The soil and groundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. Because the majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"), and because a $2 million escrow was previously funded in connection with the Company's acquisition of Marathon to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits, the Company does not believe the condition of the soil and groundwater at the Waco facility will require incurrence of material expenditures; however, there can be no assurance that additional contamination will not be discovered or that the remediation required by the TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

      During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the Stock Purchase Agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and the ultimate outcome of this matter cannot presently be determined.

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

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                             ------------------------------------------------------------------
                                                 DECEMBER 31      MARCH 31         JUNE 30       SEPTEMBER 30
                                                                         (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 2000
  Net sales                                         $ 33,734        $ 36,434        $ 40,233         $ 40,056
  Gross profit                                        15,599          16,609          18,179           17,877
  Net income                                           2,100           2,717           3,429            2,533

                                                                       THREE MONTHS ENDED
                                             ------------------------------------------------------------------
                                                JANUARY 1        APRIL 2         JULY 2        SEPTEMBER 30
                                                                          (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1999
  Net sales                                         $ 28,194        $ 31,129        $ 36,438         $ 35,057
  Gross profit                                        13,257          15,136          16,688           15,786
  Net income (loss)                                  (24,824)          2,958           2,436            2,513


17.   NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this standard during fiscal 2001. The implementation of this standard will not have a significant impact on the Company's reported financial condition or results of operations.

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the consolidated balance sheets of TransDigm Holding Company and its subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended September 30, 2000 and have issued our report thereon dated November 10, 2000; such consolidated financial statements and report are included on pages F-1 through F-18 of this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, shown on page F-20. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Cleveland, Ohio
November 10, 2000

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
(in thousands)
--------------------------------------------------------------------------------

               COLUMN A                       COLUMN B                     COLUMN C                         COLUMN D     COLUMN E
                                                           ------------------------------------------
                                                                          ADDITIONS
                                                           ------------------------------------------
                                             BALANCE AT      CHARGED TO                                    DEDUCTIONS   BALANCE AT
                                            BEGINNING OF     COSTS AND      CHRISTIE           ZMP            FROM          END OF
              DESCRIPTION                    PERIOD           EXPENSES     ACQUISITION     ACQUISITION    RESERVE (1)     PERIOD
Year Ended September 30, 2000:
  Allowance for doubtful accounts                $ 441           $ 60          $ 20                           $ 150           $ 371
  Reserve for excess and
    and obsolete inventory                       7,110            684           100                           1,463           6,431
  Sales returns and repairs                      1,841           (267)          100                             207           1,467
  Environmental                                    157             35            17                             162              47

Year Ended September 30, 1999:
  Allowance for doubtful accounts                  265             35                          $ 150              9             441
  Reserve for excess and
    and obsolete inventory                       4,335           (437)                         2,583           (629)          7,110
  Sales returns and repairs                      1,391            392                            828            770           1,841
  Environmental                                    280            (42)                                           81             157

Year Ended September 30, 1998:
  Allowance for doubtful accounts                  503           (165)                                           73             265
  Reserve for excess and
    and obsolete inventory                       3,771            773                                           209           4,335
  Sales returns and repairs                      1,797            273                                           679           1,391
  Environmental                                    683           (158)                                          245             280

(1) For the allowance for doubtful accounts and reserve for excess and obsolete inventory, the amounts in this column represent charge-offs net of recoveries. For the sales returns and repairs and environmental accrued liabilities, the amounts primarily represent expenditures charged against liabilities.

                                  EXHIBIT INDEX
                TO FORM 10K FOR THE YEAR ENDED SEPTEMBER 30, 2000

EXHIBIT NO.                                         DESCRIPTION                                                   PAGE

      12.1                              Computation of Ratio of Earnings to Fixed Charges                          i

      12.2                              Ratio of EBITDA (As Defined) to Interest Expense                          ii

      12.3                              Ratio of EBITDA (As Defined) to Interest Expense (As Defined)            iii

      12.4                              Ratio of Total Debt to EBITDA (As Defined)                                iv

      24.1                              Power of Attorney - TransDigm Holding Company                              v

      24.2                              Power of Attorney - TransDigm Inc.                                        vi

      24.3                              Power of Attorney - Marathon Power Technologies Company                  vii

      24.4                              Power of Attorney - ZMP, Inc.                                           viii

      24.5                              Power of Attorney - Adams Rite Aerospace, Inc.                            ix

      27                                Financial Data Schedule                                                    x