Form 10-Q
period 2000-12-30
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 2001-02-13
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

Commission File Number                      333-71397
                      ----------------------------------------------------------

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company,
--------------------------------------------------------------------------------
ZMP, Inc. and Adams Rite Aerospace, Inc.
--------------------------------------------------------------------------------
    (Exact name of co-registrants as specified in their respective charters)

         Delaware                                       13-3733378
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio        44143
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

                                        YES X      No
                                           ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                                            119,824
---------------------------------------------------           ----------------------------------
                     (Class)                                  (Outstanding at December 30, 2000)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company, $0.01 Par Value                                 -0-
---------------------------------------------------           ----------------------------------
                     (Class)                                  (Outstanding at December 30, 2000)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX


                                                                                        Page
Part I            Financial Information

       Item 1     Financial Statements

                  Consolidated Balance Sheets - December 30, 2000 and
                  September 30, 2000                                                      1

                  Consolidated Statements of Income - Thirteen Weeks
                  Ended December 30, 2000 and December 31, 1999                           2

                  Consolidated Statement of Changes in Stockholders' Deficiency -
                  Thirteen Weeks Ended December 30, 2000                                  3

                  Consolidated Statements of Cash Flows -
                  Thirteen Weeks Ended December 30, 2000 and December 31, 1999            4

                  Notes to Consolidated Financial Statements                              5

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               7

       Item 3     Quantitative and Qualitative Disclosure About Market Risk              10

Part II:          Other Information

       Item 6     Exhibits and Reports on Form 8-K                                       11

Signatures                                                                               12


PART I:  FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
------------------------------------------------------------------------------------

                                                       DECEMBER 30,   SEPTEMBER 30,
                                                          2000            2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $   4,739      $   4,309
  Accounts receivable, net                                22,601         26,796
  Inventories                                             39,220         32,889
  Income taxes refundable                                    389          1,796
  Deferred income taxes                                    5,657          5,657
  Prepaid expenses and other                                 475            535
                                                        --------       --------
           Total current assets                           73,081         71,982

PROPERTY, PLANT AND EQUIPMENT - Net                       24,574         25,029

INTANGIBLE ASSETS - Net                                   56,498         56,957

DEBT ISSUE COSTS - Net                                     8,998          9,400

DEFERRED INCOME TAXES AND OTHER                            5,342          5,465
                                                        --------       --------
TOTAL                                                  $ 168,493      $ 168,833
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                    $  10,953      $  10,953
  Accounts payable                                        10,125          5,672
  Accrued liabilities                                     10,947         15,460
                                                        --------       --------
           Total current liabilities                      32,025         32,085

LONG-TERM DEBT - Less current portion                    248,604        250,648

NON-CURRENT PORTION OF ACCRUED PENSION
  COSTS AND OTHER                                          2,898          3,138
                                                        --------       --------
           Total liabilities                             283,527        285,871

REDEEMABLE COMMON STOCK                                    1,627          1,371
                                                        --------       --------
STOCKHOLDERS' DEFICIENCY:
  Common stock                                           102,156        102,156
  Retained deficit                                      (218,385)      (220,115)
  Accumulated other comprehensive loss                      (432)          (450)
                                                        --------       --------
           Total stockholders' deficiency               (116,661)      (118,409)
                                                        --------       --------

TOTAL                                                 $  168,493      $ 168,833
                                                        ========       ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                      THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                   DECEMBER 30,    DECEMBER 31,
                                                      2000             1999


NET SALES                                            $35,780        $33,734

COST OF SALES                                         19,993         18,135
                                                     -------        -------

GROSS PROFIT                                          15,787         15,599
                                                     -------        -------

OPERATING EXPENSES:
  Selling and administrative                           4,256          4,132
  Amortization of intangibles                            419            512
  Research and development                               513            385
                                                     -------        -------

           Total operating expenses                    5,188          5,029
                                                     -------        -------

INCOME FROM OPERATIONS                                10,599         10,570

INTEREST EXPENSE - Net                                 7,031          7,095
                                                     -------        -------

INCOME BEFORE INCOME TAXES                             3,568          3,475

INCOME TAX PROVISON                                    1,582          1,375
                                                     -------        -------

NET INCOME                                           $ 1,986        $ 2,100
                                                     =======        =======


See notes to consolidated financial statements.


TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                 COMMON                                ACCUMULATED
                                                 STOCK                                  OTHER
                                              (VOTING AND           RETAINED          COMPREHENSIVE
                                              CLASS A SHARES)       DEFICIT           INCOME (LOSS)         TOTAL
BALANCE, OCTOBER 1, 2000                       $ 102,156           $(220,115)           $ (450)          $(118,409)

NET INCOME                                                             1,986                                 1,986

COMPREHENSIVE INCOME                                                                        18                  18

ACCRETION OF REDEEMABLE
  COMMON STOCK                                                          (256)                                 (256)
                                               ---------           ---------            ------           ---------

BALANCE, DECEMBER 30, 2000                     $ 102,156           $(218,385)           $ (432)          $(116,661)
                                               =========           =========            ======           =========


See notes to consolidated financial statements.


TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                                       THIRTEEN WEEKS ENDED
                                                                             ----------------------------------------
                                                                                DECEMBER 30,       DECEMBER 31,
                                                                                   2000                1999
OPERATING ACTIVITIES:
  Net income                                                                    $ 1,986            $ 2,100
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                                  1,245                954
    Amortization of intangibles                                                     419                512
    Amortization of debt issue costs                                                402                384
    Interest deferral on Holdings PIK Notes                                         694                600
    Changes in assets and liabilities,
      excluding effect of acquisition of business (Note 5):
      Accounts receivable                                                         4,195              1,092
      Inventories                                                                (1,873)            (2,110)
      Refundable income taxes                                                     1,407              1,248
      Prepaid expenses and other assets                                             183                (83)
      Accounts payable                                                               (5)              (311)
      Accrued and other liabilities                                              (4,695)            (4,790)
                                                                                -------            -------
     Net cash provided by (used in) operating activities                          3,958               (404)
                                                                                -------            -------

INVESTING ACTIVITIES - Capital expenditures                                        (790)              (602)
                                                                                -------            -------

FINANCING ACTIVITIES:
  Net borrowings under revolving credit loans                                                          500
  Repayment of term loans                                                        (2,738)            (2,015)
                                                                                -------            -------
     Net cash used in financing activities                                       (2,738)            (1,515)
                                                                                -------            -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                              430             (2,521)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    4,309              2,729
                                                                                -------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 4,739            $   208
                                                                                =======            =======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $ 9,384            $ 9,250
                                                                                =======            =======

  Cash paid during the period for income taxes                                  $   175            $   127
                                                                                =======            =======


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED DECEMBER 30, 2000 AND DECEMBER 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1.     DESCRIPTION OF THE BUSINESS

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

2.     UNAUDITED FINANCIAL INFORMATION

       Except for the September 30, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen weeks ended December 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.     INVENTORIES

       Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out
       (FIFO) methods. Inventories consist of the following (in thousands):

                                                   DECEMBER 30,    SEPTEMBER 30,
                                                       2000            2000

Work-in-progress and finished goods                 $ 26,889      $ 20,995
Raw materials and purchased component parts           18,592        18,325
                                                    --------      --------
           Total                                      45,481        39,320
Reserve for excess and obsolete inventory             (6,261)       (6,431)
                                                    --------      --------

Inventories - net                                   $ 39,220      $ 32,889
                                                    ========      ========


4.     CONTINGENCIES

       ENVIRONMENTAL - The soil and groundwater beneath the Company's facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. The majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission ("TNRCC"). In connection with the Company's acquisition of Marathon, a $2 million escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits. As a result, the Company believes the condition of the soil and groundwater at the Waco facility will not require the incurrence of material expenditures. However, there can be no assurance that additional contamination will not be discovered or that the remediation required by the TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

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

5.     ACQUISITION

       During December 2000, the Company entered into agreements with Honeywell International, Inc. ("Honeywell") to purchase certain inventory of Honeywell's lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain related assets. The Company expects that it will pay for the inventory by the end of the Company's third quarter and is included in accounts payable at December 30, 2000. The cost of the option was not significant.

       During January 2001, the Company exercised the option. The execution of the license agreement and the purchase of the related assets is subject to certain closing conditions.

6.     NEW ACCOUNTING STANDARD

       In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company adopted this standard during the quarter ended December 30, 2000. The implementation of this standard did not have an impact on the Company's reported financial condition or results of operations.

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

During December 2000, the Company entered into agreements with Honeywell International, Inc. ("Honeywell") to purchase certain inventory of Honeywell's lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain related assets. The Company expects that it will pay for the inventory by the end of the Company's third quarter. The cost of the option was not significant.

During January 2001, the Company exercised the option. The execution of the license agreement and the purchase of the related assets is subject to certain closing conditions.

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

                                                THIRTEEN WEEKS ENDED
                                           -------------------------------
                                             DECEMBER 30,    DECEMBER 31,
                                                 2000          1999

Net sales                                        100 %         100 %
                                                 ---           ---
Gross profit                                      44            46
Selling and administrative                        12            12
Amortization of intangibles                        1             2
Research and development                           1             1
                                                 ---           ---
Income from operations                            30            31
Interest expense - net                            20            21
Provision for income taxes                         4             4
                                                 ---           ---
Net income                                         6 %           6 %
                                                 ===           ===

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 30, 2000 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 31, 1999.

- NET SALES. Net sales increased by $2.1 million, or 6.1%, to $35.8 million for the quarter ended December 30, 2000 from $33.7 million for the comparable quarter last year, primarily due to increased unit volume on existing products and new business opportunities.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $.2 million, or 1.2%, to $15.8 million for the quarter ended December 30, 2000 from $15.6 million from the comparable quarter last year. Gross profit as a percentage of net sales was 44.1% during the first quarter of fiscal 2001 and 46.2% during the first quarter of fiscal 2000, primarily due to changes in customer and product mix.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $.2 million, or 3.0%, to $4.3 million for the quarter ended December 30, 2000 from $4.1 million for the quarter ended December 31, 1999. Selling and administrative expenses as a percentage of net sales was approximately 12% for both quarters.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.1 million, or 18.2%, to $.4 million for the quarter ended December 30, 2000 from $.5 million for the quarter ended December 31, 1999 as a result of certain intangible assets becoming fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense increased by $.1 million, or 33.2%, to $.5 million for the quarter ended December 30, 2000 from $.4 million for the quarter ended December 31 1999. Research and development expense, as a percentage of net sales, was 1% for both quarters.

- INCOME FROM OPERATIONS. Operating income approximated $10.6 million for the quarter ended December 30, 2000 and the comparable quarter last year.

- INTEREST EXPENSE. Interest expense approximated $7.0 million for the first quarter of fiscal 2001 and the comparable quarter last year.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was 44% for the thirteen weeks ended December 30, 2000 compared to 40% for the thirteen weeks ended December 31, 1999, primarily due to increased earnings subject to tax.

- NET INCOME. The Company earned $2.0 million for the first quarter of fiscal 2001 compared to $2.1 million for the first quarter of fiscal 2000, primarily as a result of the factors referred to above.

BACKLOG

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of sales to OEMs. As of December 30, 2000, the Company estimated its sales order backlog at $79.1 million compared to an estimated $64.3 million as of December 31, 1999. The majority of the purchase orders outstanding as of December 30, 2000 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of December 30, 2000 may not necessarily represent the actual amount of shipments or sales for any future period.

FOREIGN OPERATIONS

The Company manufactures all of its products in the United States. However, a portion of the Company's sales is conducted abroad and a portion of raw materials are purchased abroad. This activity is subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy.

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company's businesses during the thirteen week periods ended December 30, 2000 and December 31, 1999 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $4.0 million of cash in operating activities during the thirteen weeks ended December 30, 2000 compared to approximately $.4 million used during the thirteen weeks ended December 31, 1999, principally due to increased collections of accounts receivable during the quarter ended December 30, 2000.

Cash used in investing activities was approximately $0.8 million during the thirteen weeks ended December 30, 2000 compared to approximately $0.6 million used during the thirteen weeks ended December 31, 1999, primarily due to increased capital expenditures.

Cash used in financing activities during the thirteen weeks ended December 30, 2000 was approximately $2.7 million compared to approximately $1.5 million provided by financing activities during the thirteen weeks ended December 31, 1999, primarily due to increased repayment of debt obligations.

The Company's primary cash needs will consist of capital expenditures and debt service, including the payments required under the Honeywell agreement (see "Overview"). The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $25.3 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen week periods ended December 30, 2000 and December 31, 1999 was $.7 million and $.6 million, respectively.

PART I:      FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 30, 2000, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $109.2 million of borrowings outstanding under the credit facility at December 30, 2000 was 9.2%. Also outstanding at December 30, 2000 was $125 million of Company indebtedness in the form of subordinated notes and $25.3 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively.

The sensitivity of changes in the fair value of the Company's outstanding borrowings to changes in interest rates is described on page 17 of our Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the sensitivity since September 30, 2000.

PART II:  OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on February 13, 2001.

TRANSDIGM HOLDING COMPANY

By: /s/ Gregory Rufus
    -----------------------------------------
                Gregory Rufus
            Chief Financial Officer



TRANSDIGM INC.

By: /s/ Gregory Rufus
    -----------------------------------------
                Gregory Rufus
            Chief Financial Officer



MARATHON POWER TECHNOLOGIES COMPANY

By: /s/ Gregory Rufus
    -----------------------------------------
                 Gregory Rufus
             Chief Financial Officer



ZMP, INC.

By: /s/ Gregory Rufus
    -----------------------------------------
                Gregory Rufus
            Chief Financial Officer



ADAMS RITE AEROSPACE, INC.

By: /s/ Gregory Rufus
    -----------------------------------------
                Gregory Rufus
            Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE
*                                         Chief Executive Officer (Principal                          February 13, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                       February 13, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                February 13, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus

*                                         Director                                                    February 13, 2001
-----------------------------------
     Stephen Berger

*                                         Director                                                    February 13, 2001
-----------------------------------
     William Hopkins

*                                         Director                                                    February 13, 2001
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                    February 13, 2001
-----------------------------------
     John W. Paxton

*                                         Director                                                    February 13, 2001
-----------------------------------
     Thomas R. Wall, IV


TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE
*                                         Chief Executive Officer (Principal                          February 13, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President and Chief Operating Officer                       February 13, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley

    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                February 13, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus

*                                         Director                                                    February 13, 2001
-----------------------------------
     Stephen Berger

*                                         Director                                                    February 13, 2001
-----------------------------------
     William Hopkins

*                                         Director                                                    February 13, 2001
-----------------------------------
     Muzzafar Mirza

*                                         Director                                                    February 13, 2001
-----------------------------------
     John W. Paxton

*                                         Director                                                    February 13, 2001
-----------------------------------
     Thomas R. Wall, IV


MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE
*                                         Chief Executive Officer (Principal                          February 13, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 13, 2001
-----------------------------------
     Albert J. Rodriguez

    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                February 13, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus

*                                         Director                                                    February 13, 2001
-----------------------------------
     W. Nicholas Howley


ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE
*                                         Chairman of the Board and Executive Vice                    February 13, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 13, 2001
-----------------------------------
     John F. Leary

    /s/ Gregory Rufus                     Treasurer and Chief Financial Officer                       February 13, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
     Gregory Rufus

*                                         Executive Vice President and Director                       February 13, 2001
-----------------------------------
     W. Nicholas Howley


ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE
*                                         Chairman of the Board and Executive Vice                    February 13, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock

*                                         President (Principal Operating Officer)                     February 13, 2001
-----------------------------------
     John F. Leary

    /s/ Gregory Rufus                     Treasurer and Chief Financial Officer                       February 13, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
     Gregory Rufus

*                                         Executive Vice President and Director                       February 13, 2001
-----------------------------------
     W. Nicholas Howley


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrants and filed with the Securities and Exchange Commission on behalf of such officers and Directors.


                                       By:           /s/Gregory Rufus
                                           -------------------------------------
                                                        Gregory Rufus
                                                      ATTORNEY-IN-FACT