Form 10-Q
period 2001-03-31
TRANSDIGM INC /FA/; TRANSDIGM HOLDING CO /FA/; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC
filed 2001-05-11
CIK 1077670, 1077672, 1077673, 1084401, 1084402

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number                       333-71397
                      ----------------------------------------------------------

TRANSDIGM INC., TRANSDIGM HOLDING COMPANY, MARATHON POWER TECHNOLOGIES COMPANY, ZMP, INC. AND ADAMS RITE AEROSPACE, INC.
--------------------------------------------------------------------------------
    (Exact name of co-registrants as specified in their respective charters)

                Delaware                                                                 13-3733378
---------------------------------------------------------------------------------------------------------------
(State or other Jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio                                         44143
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

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

                                                        YES  X        No ___
                                                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                                                            119,814
----------------------------------------------------------------            -------------------------------------------
                           (Class)                                                 (Outstanding at March 31, 2001)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company, $0.01 Par Value                                                     -0-
----------------------------------------------------------------            -------------------------------------------
                           (Class)                                                 (Outstanding at March 31, 2001)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX

                                                                                                                Page
Part I            Financial Information

       Item 1     Financial Statements

                  Consolidated Balance Sheets - March 31, 2001 and
                  September 30, 2000                                                                              1

                  Consolidated Statements of Income - Thirteen and Twenty-Six Week
                  Periods Ended March 31, 2001 and March 31, 2000                                                 2

                  Consolidated Statement of Changes in Stockholders' Deficiency -
                  Twenty-Six Week Period Ended March 31, 2001                                                     3

                  Consolidated Statements of Cash Flows - Twenty-Six Week Periods
                  Ended March 31, 2001 and March 31, 2000                                                         4

                  Notes to Consolidated Financial Statements                                                      5


       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       8


       Item 3     Quantitative and Qualitative Disclosure About Market Risk                                      13


Part II:          Other Information

       Item 6     Exhibits and Reports on Form 8-K                                                               14


Signatures                                                                                                       15

PART I:  FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                       MARCH 31,
                                                         2001      SEPTEMBER 30,
ASSETS                                                (Unaudited)      2000

CURRENT ASSETS:
  Cash and cash equivalents                           $   6,599    $   4,309
  Accounts receivable, net                               23,906       26,796
  Inventories (Note 4)                                   41,175       32,889
  Income taxes refundable                                   258        1,796
  Prepaid expenses and other                                985          535
  Deferred income taxes                                   8,057        5,657
                                                      ---------    ---------
           Total current assets                          80,980       71,982

PROPERTY, PLANT AND EQUIPMENT - Net                      24,808       25,029

INTANGIBLE ASSETS - Net                                  71,854       56,957

DEBT ISSUE COSTS - Net                                    8,596        9,400

DEFERRED INCOME TAXES AND OTHER                           5,360        5,465
                                                      ---------    ---------

TOTAL                                                 $ 191,598    $ 168,833
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term and current portions of long-term debt   $  14,953    $  10,953
  Accounts payable                                       10,747        5,672
  Accrued and other liabilities                          22,755       15,460
                                                      ---------    ---------
           Total current liabilities                     48,455       32,085

LONG-TERM DEBT - Less current portion                   246,623      250,648

OTHER NON-CURRENT LIABILITIES                             7,785        3,138
                                                      ---------    ---------
           Total liabilities                            302,863      285,871
                                                      ---------    ---------

REDEEMABLE COMMON STOCK                                   1,612        1,371
                                                      ---------    ---------

STOCKHOLDERS' DEFICIENCY:
  Common stock                                          102,031      102,156
  Accumulated deficit                                  (214,456)    (220,115)
  Accumulated other comprehensive loss                     (452)        (450)
                                                      ---------    ---------
           Total stockholders' deficiency              (112,877)    (118,409)
                                                      ---------    ---------

TOTAL                                                 $ 191,598    $ 168,833
                                                      =========    =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                THIRTEEN WEEK               TWENTY-SIX WEEK
                                                PERIODS ENDED                PERIODS ENDED
                                          ------------------------      -------------------------
                                          MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                            2001           2000           2001           2000

NET SALES                                  $42,084        $36,434        $77,864        $70,168

COST OF SALES (Including charge of
  $156 during the periods ending
  March 30, 2001 due to inventory
  purchase accounting adjustments)          22,827         19,825         42,820         37,960
                                           -------        -------        -------        -------

GROSS PROFIT                                19,257         16,609         35,044         32,208
                                           -------        -------        -------        -------

OPERATING EXPENSES:
  Selling and administrative                 4,283          4,059          8,539          8,191
  Amortization of intangibles                  420            435            839            947
  Research and development                     688            587          1,201            972
                                           -------        -------        -------        -------

           Total operating expenses          5,391          5,081         10,579         10,110
                                           -------        -------        -------        -------

INCOME FROM OPERATIONS                      13,866         11,528         24,465         22,098

INTEREST EXPENSE - Net                       7,250          7,030         14,281         14,125
                                           -------        -------        -------        -------

INCOME BEFORE INCOME TAXES                   6,616          4,498         10,184          7,973

INCOME TAX PROVISION                         2,687          1,781          4,269          3,156
                                           -------        -------        -------        -------

NET INCOME                                 $ 3,929        $ 2,717        $ 5,915        $ 4,817
                                           =======        =======        =======        =======


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2001
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                             ACCUMULATED
                                                                                OTHER
                                              COMMON         ACCUMULATED    COMPREHENSIVE
                                               STOCK           DEFICIT           LOSS            TOTAL

BALANCE, OCTOBER 1, 2000                     $ 102,156         $(220,115)        $(450)        $(118,409)
                                                                                               ---------

COMPREHENSIVE INCOME:
  Net income                                                       5,915                           5,915
  Other comprehensive income                                                        (2)               (2)
                                                                                               ---------
           Total comprehensive income                                                              5,913
                                                                                               ---------

PURCHASE OF COMMON STOCK                          (125)                                             (125)

ACCRETION OF REDEEMABLE
  COMMON STOCK                                                      (256)                           (256)
                                             ---------         ---------         -----         ---------

BALANCE, MARCH 31, 2001                      $ 102,031         $(214,456)        $(452)        $(112,877)
                                             =========         =========         =====         =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED
MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        TWENTY-SIX WEEK
                                                                        PERIODS ENDED
                                                                  --------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                    2001             2000
OPERATING ACTIVITIES:
  Net income                                                      $  5,915         $  4,817
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     2,510            2,154
    Amortization of intangibles                                        839              947
    Amortization of debt issue costs                                   804              633
    Interest deferral on Holdings PIK Notes                          1,452            1,280
    Changes in assets and liabilities, net of effects from
      acquisition of business:
      Accounts receivable                                            2,890              555
      Inventories                                                   (2,740)          (3,439)
      Income taxes refundable                                        1,538              497
      Other assets                                                    (305)             (64)
      Accounts payable                                                 617              237
      Accrued liabilities and other                                 (1,283)          (1,369)
                                                                  --------         --------
     Net cash provided by operating activities                      12,237            6,248
                                                                  --------         --------

INVESTING ACTIVITIES:
  Capital expenditures                                              (1,691)          (1,849)
  Acquisition of Christie Electric Corp. (Note 3)                                    (2,500)
  Acquisition of Honeywell product line (Note 3)                    (6,640)
                                                                  --------         --------
     Net cash used in investing activities                          (8,331)          (4,349)
                                                                  --------         --------

FINANCING ACTIVITIES:
  Net borrowings under revolving credit loans                        4,000
  Repayment of term loans                                           (5,477)          (3,875)
  Purchase of capital stock                                           (139)
  Proceeds from issuance of capital stock                                               141
                                                                  --------         --------
     Net cash used in financing activities                          (1,616)          (3,734)
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,290           (1,835)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,309            2,729
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  6,599         $    894
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                        $ 12,074         $ 12,023
                                                                  ========         ========

  Cash paid during the period for income taxes                    $  2,710         $  2,687
                                                                  ========         ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 31, 2001 AND MARCH 31, 2000
--------------------------------------------------------------------------------


1.    DESCRIPTION OF THE BUSINESS AND MERGER

      TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing predominantly the aircraft industry. TransDigm, along with its wholly-owned subsidiaries, Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP") and Adams Rite Aerospace, Inc., ("Adams Rite") (collectively, the "Company"), offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps, ball bearing and sliding controls, mechanical hardware, fluid controls, lavatory hardware, electromechanical controls, and oxygen systems related products.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION

      Except for the September 30, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.    ACQUISITIONS

      CHRISTIE - On March 8, 2000, Marathon acquired all of the issued and outstanding common shares of Christie Electric Corp. ("Christie") for $2.5 million. The Company accounted for the acquisition as a purchase and included the results of operations of Christie in its fiscal 2000 consolidated financial statements from the effective date of the acquisition. Goodwill of $1.9 million, which resulted from the acquisition, is being amortized on a straight-line basis over forty years.

      Pro-forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and twenty-six weeks ended March 31, 2000, are not significant and, accordingly, are not provided.

      HONEYWELL - During December 2000, the Company entered into agreements with Honeywell International, Inc. ("Honeywell") to purchase certain inventory of Honeywell's lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain related assets. The Company expects that it will pay for the inventory by the end of the Company's third quarter and the cost of the inventory is included in accounts payable at March 31, 2001. The cost of the option was not significant.

      During January 2001, the Company exercised the option and, on March 26, 2001, the Company executed the license agreement, acquired the related assets (including additional inventory of approximately $1.4 million), and entered into a five year supply agreement with Honeywell in return for a cash payment of $6.6 million at closing and a commitment to make future, specified and variable royalty payments under the license agreement.

      The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired product line (which were not material through March 31, 2001) in its fiscal 2001 consolidated financial statements from the effective date of the acquisition. The closing of the option transaction was recorded in March 2001 based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of the transaction. Intangible assets of $15.8 million, consisting of the license agreement and goodwill, that were recorded as a result of the acquisition are being amortized on a straight-line basis over forty years.

      The purchase price of the inventory acquired from Honeywell in both December 2000 and March 2001 is subject to adjustment based upon a final determination of the value acquired, as defined.

      Pro-forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and twenty-six week periods ended March 31, 2001, are not significant and accordingly, are not provided.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):


                                                    MARCH 31,     SEPTEMBER 30,
                                                      2001            2000

Work-in-progress and finished goods                $ 26,278         $ 20,995
Raw materials and purchased component parts          21,829           18,325
                                                   --------         --------
           Total                                     48,107           39,320
Reserve for excess and obsolete inventory            (6,932)          (6,431)
                                                   --------         --------

Inventories - net                                  $ 41,175         $ 32,889
                                                   ========         ========


5.    CONTINGENCIES

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

6.    NEW ACCOUNTING STANDARD

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
      (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a recorded or forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company adopted SFAS 133 during the quarter ended December 30, 2000. The implementation of SFAS 133 did not have an impact on the Company's reported financial condition, results of operations, or cash flows.

7.    SUBSEQUENT EVENT

      On April 29, 2001, the Company signed an agreement to acquire the assets of the Champion Aviation Products business ("Champion Aviation") from Federal-Mogul Ignition Company, a subsidiary of Federal-Mogul Corporation for $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the transaction. The closing of acquisition is expected to occur by June 30, 2001 and is subject to customary closing conditions, including the receipt of all necessary regulatory approvals. The purchase price is expected to be financed by additional borrowings under the Company's existing credit facility and proceeds from preferred stock issued by Holdings and contributed to TransDigm as a contribution to its equity. Champion Aviation designs and manufactures various aerospace products, including igniters for turbine engines and spark plugs and oil filters for piston engines.

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

On March 26, 2001, the Company acquired an exclusive, worldwide license to produce and sell products composed of Honeywell International, Inc.'s lubrication and scavenge pump product line along with certain related inventory and equipment for a cash payment of $6.6 million and a commitment to make future, specified and variable royalty payments. Prior to the closing of this transaction, the Company acquired $4.5 million of lube and scavenge pump inventory from Honeywell in December 2000. The lube and scavenge pump product line is a complement to AeroControlex's business.

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

                                   THIRTEEN WEEK      TWENTY-SIX WEEK
                                   PERIODS ENDED       PERIODS ENDED
                               -------------------- -------------------
                               MARCH 31,  MARCH 31, MARCH 31, MARCH 31,
                                 2001      2000      2001      2000

Net sales                         100%      100%      100%      100%
                                 ----      ----      ----      ----

Gross profit                       46        46        45        46
Selling and administrative         10        11        11        12
Amortization of intangibles         1         1         1         1
Research and development            2         2         2         1
                                   --        --        --        --

Income from operations             33        32        31        32
Interest expense- net              18        19        18        20
Provision  for income taxes         6         5         5         5
                                   --        --        --        --

Net income                          9%        8%        8%        7%
                                 ====      ====      ====      ====

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 2000.

- NET SALES. Net sales increased by $5.7 million, or 15.5 percent, to $42.1 million for the quarter ended March 31, 2001 from $36.4 million for the comparable quarter last year, primarily due to increased unit volume on existing products and new business opportunities.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $2.7 million, or 15.9 percent, to $19.3 million for the quarter ended March 31, 2001 from $16.6 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 46 percent during the second quarters of both fiscal 2001 and 2000.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $0.2 million, or 5.5 percent, to $4.3 million for the quarter ended March 31, 2001 from $4.1 million for the quarter ended March 31, 2000. This increase principally resulted from the Company's increased sales activities. Selling and administrative expenses as a percentage of net sales decreased from 11 percent for the quarter ended March 31, 2000 to 10 percent for the quarter ended March 31, 2001.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense approximated $0.4 million for the quarter ended March 31, 2001 and the comparable quarter last year. Amortization expense as a percentage of net sales, was 1 percent for both quarters.

- RESEARCH AND DEVELOPMENT. Research and development expense increased by $0.1 million, or 17.2 percent, to $0.7 million for the quarter ended March 31, 2001 from $0.6 million for the quarter ended March 31, 2000. Research and development expense, as a percentage of net sales, was 2 percent for both quarters.

- INCOME FROM OPERATIONS. Operating income increased by $2.4 million, or 20.3 percent, to $13.9 million for the quarter ended March 31, 2001 from $11.5 million for the quarter ended March 31, 2000, primarily as a result of the factors referred to above.

- INTEREST EXPENSE. Interest expense increased by $0.2 million, or 3.1 percent, to $7.2 million for the second quarter of fiscal 2001 from $7.0 million for the second quarter of fiscal 2000.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was approximately 40 percent for the thirteen week period ended March 31, 2001 and the comparable quarter last year.

- NET INCOME. The Company earned $3.9 million for the second quarter of fiscal 2001 compared to $2.7 million earned for the second quarter of fiscal 2000 primarily as a result of the factors referred to above.

TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2000.

- NET SALES. Net sales increased by $7.7 million, or 11.0 percent, to $77.9 million for the twenty-six week period ended March 31, 2001 from $70.2 million for the comparable twenty-six week period last year, principally due to increased unit volume on existing products and new business opportunities.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $2.8 million, or 8.8 percent, to $35.0 million for the twenty-six week period ended March 31, 2001 from $32.2 million for the comparable twenty-six week period last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 45 percent during the twenty-six week period ended March 31, 2001 and 46 percent during the twenty-six week period ended March 31, 2000, principally due to changes in product mix.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $0.3 million, or 4.2 percent, to $8.5 million for the twenty-six week period ended March 31, 2001 from $8.2 million for the twenty-six week period ended March 31, 2000. This increase principally resulted from the Company's increased efforts to develop new business. Selling and administrative expenses as a percentage of net sales decreased from 12 percent for the twenty-six week period ended March 31, 2000 to 11 percent for the twenty-six week period ended March 31, 2001.

- AMORTIZATION OF INTANGIBLES. Amortization of intangible expense decreased by $0.1 million, or 11.4 percent, to $0.8 million for the twenty-six week period ended March 31, 2001 from $0.9 million for the twenty-six week period ended March 31, 2000 as a result of certain intangible assets becoming fully amortized.

- RESEARCH AND DEVELOPMENT. Research and development expense increased $0.2 million, or 23.6 percent, from $1.0 million for the twenty-six week period ended March 31, 2000 to $1.2 million for the twenty-six week period ended March 31, 2001, principally as a result of the Company's increased efforts to develop new products.

- INCOME FROM OPERATIONS. Operating income increased by $2.3 million, or 10.7 percent, from $22.1 million for the twenty-six week period ended March 31, 2000 to $24.4 million for the twenty-six week period ended March 31, 2001, primarily as a result of the factors referred to above.

- INTEREST EXPENSE. Interest expense increased by $0.2 million, or 1.1 percent, to $14.3 million for the twenty-six week period ended March 31, 2001 from $14.1 million for the twenty-six week period ended March 31, 2000.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was approximately 40 percent for the twenty-six week period ended March 31, 2001 and the twenty-six week period ended March 31, 2000.

- NET INCOME. The Company earned $5.9 million for the twenty-six week period ended March 31, 2001 compared to net income of $4.8 million for the twenty-six week period ended March 31, 2000, primarily as a result of the factors referred to above.

BACKLOG

As of March 31, 2001, the Company estimated its sales order backlog at $83.2 million compared to an estimated $73.4 million as of March 31, 2000. The majority of the purchase orders outstanding as of March 31, 2001 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of March 31, 2001 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen and twenty-six week periods ended March 31, 2001 and March 31, 2000 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the twenty-six week period ended March 31, 2001 was approximately $12.2 million compared to approximately $6.2 million generated during the twenty-six week period ended March 31, 2000, primarily due to increased collections of accounts receivable and income taxes, increased earnings and a decline in the rate of increase in inventories during the twenty-six week period ended March 31, 2001.

Cash used in investing activities was approximately $8.3 million during the twenty-six weeks ended March 31, 2001 compared to approximately $4.3 million used during the twenty-six weeks ended March 31, 2000. The increase is mainly due to the acquisition of the Honeywell lube and scavenge pump product line in March 2001.

Cash used in financing activities during the twenty-six weeks ended March 31, 2001 was approximately $1.6 million compared to approximately $3.7 million used in financing activities during the twenty-six weeks ended March 31, 2000, primarily due to increased repayment of debt obligations offset by the increased borrowings required to finance the acquisition of the Honeywell lube and scavenge pumps product line.

The Company's primary future cash needs will consist of capital expenditures and debt service as well as funds to finance the acquisition of the assets of the Champion Aviation Products business described in Note 7 on page 7. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $1.7 million and $1.8 million during the twenty-six week periods ended March 31, 2001 and March 31, 2000, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $26.1 million that bear interest at 12 percent annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and twenty-six week periods ended March 31, 2001 was $0.8 million and $1.5 million, respectively. Interest expense recognized on these notes during the thirteen and twenty-six week periods ended March 31, 2000 was $.7 million and $1.3 million, respectively.

PART I:      FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 31, 2001, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $110.5 million of borrowings outstanding under the credit facility at March 31, 2001 was 8.3 percent. Also outstanding at March 31, 2001 was $125 million of Company indebtedness in the form of subordinated notes and $26.1 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8 percent and 12 percent per year, respectively.

The sensitivity of changes in the fair value of the Company's outstanding borrowings to changes in interest rates is described on page 17 of our Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the sensitivity since September 30, 2000.

PART II:          OTHER INFORMATION
ITEM 6            Exhibits and Reports on Form 8-K

  (a)             Exhibits

EXHIBIT
  NO.             DESCRIPTION OF EXHIBIT

  2.1 Asset Purchase Agreement, dated April 29, 2001, between Federal-Mogul Ignition Company and Aviation Acquisition Corporation

  (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on May 11, 2001.

TRANSDIGM HOLDING COMPANY

By:      /s/ GREGORY RUFUS
       --------------------------------------------
                       Gregory Rufus
                  Chief Financial Officer

TRANSDIGM INC.

By:        /s/ GREGORY RUFUS
       --------------------------------------------
                       Gregory Rufus
                  Chief Financial Officer

MARATHON POWER TECHNOLOGIES COMPANY

By:        /s/ GREGORY RUFUS
       --------------------------------------------
                       Gregory Rufus
                  Chief Financial Officer

ZMP, INC.

By:        /s/ GREGORY RUFUS
       --------------------------------------------
                       Gregory Rufus
                  Chief Financial Officer

ADAMS RITE AEROSPACE, INC.

By:        /s/ GREGORY RUFUS
       --------------------------------------------
                       Gregory Rufus
                  Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE


*                                         Chief Executive Officer (Principal                               May 11, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock


*                                         President and Chief Operating Officer                            May 11, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley


    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                     May 11, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus


*                                         Director                                                         May 11, 2001
-----------------------------------
     Stephen Berger


*                                         Director                                                         May 11, 2001
-----------------------------------
     William Hopkins


*                                         Director                                                         May 11, 2001
-----------------------------------
     Muzzafar Mirza


*                                         Director                                                         May 11, 2001
-----------------------------------
     John W. Paxton


*                                         Director                                                         May 11, 2001
-----------------------------------
     Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE


*                                         Chief Executive Officer (Principal                               May 11, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock


*                                         President and Chief Operating Officer                            May 11, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley


    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                     May 11, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus


*                                         Director                                                         May 11, 2001
-----------------------------------
     Stephen Berger


*                                         Director                                                         May 11, 2001
-----------------------------------
     William Hopkins


*                                         Director                                                         May 11, 2001
-----------------------------------
     Muzzafar Mirza


*                                         Director                                                         May 11, 2001
-----------------------------------
     John W. Paxton


*                                         Director                                                         May 11, 2001
-----------------------------------
     Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE


*                                         Chief Executive Officer (Principal                               May 11, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock


*                                         President (Principal Operating Officer)                          May 11, 2001
-----------------------------------
     Albert J. Rodriguez


    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                     May 11, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus


*                                         Director                                                         May 11, 2001
-----------------------------------
     W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE


*                                         Chairman of the Board and Executive Vice                         May 11, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock


*                                         President (Principal Operating Officer)                          May 11, 2001
-----------------------------------
     John F. Leary


    /s/ Gregory Rufus                     Treasurer and Chief Financial Officer                            May 11, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
     Gregory Rufus


*                                         Executive Vice President and Director                            May 11, 2001
-----------------------------------
     W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE


*                                         Chairman of the Board and Executive Vice                         May 11, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock


*                                         President (Principal Operating Officer)                          May 11, 2001
-----------------------------------
     John F. Leary


    /s/ Gregory Rufus                     Treasurer and Chief Financial Officer                            May 11, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
     Gregory Rufus


*                                         Executive Vice President and Director                            May 11, 2001
-----------------------------------
     W. Nicholas Howley


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-Q pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrant and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                               By:       /s/ Gregory Rufus
                                                  ------------------------------
                                                             Gregory Rufus,
                                                             ATTORNEY-IN-FACT