Form 10-Q
period 2001-06-30
TRANSDIGM INC; TRANSDIGM HOLDING CO; MARATHON POWER TECHNOLOGIES CO; ZMP INC; ADAMS RITE AEROSPACE INC; CHAMPION AEROSPACE INC
filed 2001-07-24
CIK 1077670, 1077672, 1077673, 1084401, 1084402, 1142160

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number          333-71397
                      ---------------------------------------------------------

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company,
--------------------------------------------------------------------------------
Champion Aerospace Inc., ZMP, Inc., and Adams Rite Aerospace, Inc.,
--------------------------------------------------------------------------------
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

                                               YES  X      No
                                                  ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                            119,814
----------------------------------------------    ------------------------------
                           (Class)                (Outstanding at June 30, 2001)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company, $0.01 Par Value                     -0-
----------------------------------------------    ------------------------------
                           (Class)                (Outstanding at June 30, 2001)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX

                                                                                                               PAGE

PART I            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - June 30, 2001 and
                  September 30, 2000                                                                              1

                  Consolidated Statements of Income - Thirteen and Thirty-Nine Week
                  Periods Ended June 30, 2001 and 2000                                                            2

                  Consolidated Statement of Changes in Stockholders' Deficiency -
                  Thirty-Nine Week Period Ended June 30, 2001                                                     3

                  Consolidated Statements of Cash Flows - Thirty-Nine Week Periods
                  Ended June 30, 2001 and 2000                                                                    4

                  Notes to Consolidated Financial Statements                                                    5-8

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    9-12

       Item 3     Quantitative and Qualitative Disclosure About Market Risk                                      13



PART II:          OTHER INFORMATION

       Item 6     Exhibits and Reports on Form 8-K                                                               14



SIGNATURES                                                                                                    15-21

PART I:  FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
--------------------------------------------------------------------------------




                                                             JUNE 30,   SEPTEMBER 30,
                                                              2001          2000
ASSETS                                                     (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                $  10,121    $   4,309
  Accounts receivable, net                                    36,190       26,796
  Inventories (Note 4)                                        52,674       32,889
  Income taxes refundable                                                   1,796
  Prepaid expenses and other                                     746          535
  Deferred income taxes                                        8,057        5,657
                                                           ---------    ---------
           Total current assets                              107,788       71,982

PROPERTY, PLANT AND EQUIPMENT - Net                           41,830       25,029

INTANGIBLE ASSETS - Net                                      200,973       56,957

DEBT ISSUE COSTS - Net                                        13,152        9,400

DEFERRED INCOME TAXES AND OTHER                                5,370        5,465
                                                           ---------    ---------

TOTAL                                                      $ 369,113    $ 168,833
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term debt and current portions of long-term debt   $  13,269    $  10,953
  Accounts payable                                            16,575        5,672
  Income taxes payable                                           556
  Accrued and other liabilities                               22,003       15,460
                                                           ---------    ---------
           Total current liabilities                          52,403       32,085

LONG-TERM DEBT - Less current portion                        402,330      250,648

OTHER NON-CURRENT LIABILITIES                                  7,795        3,138

CUMULATIVE REDEEMABLE PREFERRED STOCK                         12,556

REDEEMABLE COMMON STOCK                                        1,612        1,371

STOCKHOLDERS' DEFICIENCY:
  Common stock                                               102,031      102,156
  Warrants                                                     1,934
  Accumulated deficit                                       (211,096)    (220,115)
  Accumulated other comprehensive loss                          (452)        (450)
                                                           ---------    ---------
           Total stockholders' deficiency                   (107,583)    (118,409)
                                                           ---------    ---------

TOTAL                                                      $ 369,113    $ 168,833
                                                           =========    =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      THIRTEEN WEEK        THIRTY-NINE WEEK
                                                      PERIODS ENDED          PERIODS ENDED
                                                    -------------------   -------------------
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------

NET SALES                                           $ 54,201   $ 40,233   $132,065   $110,401

COST OF SALES (Including charges of $3,175 and
  $3,331 during the thirteen and thirty-nine week
  periods ended June 30, 2001, respectively, due
  to inventory purchase accounting adjustments)       33,113     22,054     75,933     60,014
                                                    --------   --------   --------   --------

GROSS PROFIT                                          21,088     18,179     56,132     50,387
                                                    --------   --------   --------   --------

OPERATING EXPENSES:
  Selling and administrative                           5,181      4,249     13,720     12,440
  Amortization of intangibles                            865        447      1,704      1,394
  Research and development                               817        505      2,018      1,477
                                                    --------   --------   --------   --------

           Total operating expenses                    6,863      5,201     17,442     15,311
                                                    --------   --------   --------   --------

INCOME FROM OPERATIONS                                14,225     12,978     38,690     35,076

INTEREST EXPENSE - Net                                 7,940      7,292     22,221     21,417
                                                    --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                             6,285      5,686     16,469     13,659

INCOME TAX PROVISION                                   2,703      2,257      6,972      5,413
                                                    --------   --------   --------   --------

NET INCOME                                          $  3,582   $  3,429   $  9,497   $  8,246
                                                    ========   ========   ========   ========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2001
(In Thousands of Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                             COMMON                      ACCUMULATED           COMPREHENSIVE
                                              STOCK        WARRANTS        DEFICIT                LOSS                TOTAL

BALANCE, OCTOBER 1, 2000                  $ 102,156                      $ (220,115)              $ (450)         $ (118,409)

ISSUANCE OF WARRANTS FOR                                   $ 1,934                                                     1,934
  PURCHASE OF COMMON STOCK

PURCHASE OF COMMON STOCK                       (125)                                                                    (125)

ACCRETION OF REDEEMABLE
  COMMON STOCK                                                                 (256)                                    (256)

CUMULATIVE REDEEMABLE
  PREFERRED STOCK:
  Dividends accrued                                                            (200)                                    (200)
  Accretion for original issuance
    discount                                                                    (22)                                     (22)

COMPREHENSIVE INCOME:
  Net income                                                                  9,497                                    9,497
  Other comprehensive income                                                                          (2)                 (2)
                                                                                                                  -----------
          Total comprehensive income                                                                                   9,495
                                          ---------       --------       ------------             --------        -----------

BALANCE, JUNE 30, 2001                    $ 102,031       $  1,934       $ (211,096)              $ (452)         $ (107,583)
                                          =========       ========       ============             ========        ===========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED JUNE 30, 2001 AND 2000
(In Thousands of Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                              THIRTY-NINE WEEK
                                                                                PERIODS ENDED
                                                                          ------------------------
                                                                           JUNE 30,      JUNE 30,
                                                                             2001         2000
OPERATING ACTIVITIES:
  Net income                                                              $   9,497    $   8,246
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                              3,930        3,354
    Amortization of intangibles                                               1,704        1,394
    Amortization of debt issue costs                                          1,294        1,036
    Interest deferral on Holdings PIK Notes                                   2,205        1,940
    Changes in assets and liabilities,
      net of effects from acquisitions of businesses:
      Accounts receivable                                                    (9,394)      (1,928)
      Inventories                                                             1,350       (3,272)
      Income taxes payable/refundable                                         2,352        2,526
      Prepaid expenses and other assets                                          12         (203)
      Accounts payable                                                        6,014          592
      Accrued liabilities                                                    (2,980)      (4,791)
                                                                          ---------    ---------
     Net cash provided by operating activities                               15,984        8,894
                                                                          ---------    ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                       (2,471)      (3,038)
  Acquisition of Honeywell product line (Note 3)                             (6,640)
  Acquisition of Champion Aviation (Note 3)                                (161,942)
  Acquisition of Christie Electric Corp. (Note 3)                                         (2,500)
                                                                          ---------    ---------
     Net cash used in investing activities                                 (171,053)      (5,538)
                                                                          ---------    ---------

FINANCING ACTIVITIES:
  Net borrowings under revolving credit loans                                     8        4,000
  Repayment of term loans                                                    (8,215)      (5,735)
  Proceeds from term loans, net of fees of $5,040                           154,960
  Issuance of preferred stock and related warrants, net of fees of $733      14,267
  Proceeds from issuance of capital stock                                                     22
  Purchase of common stock, including redeemable common stock                  (139)      (1,576)
                                                                          ---------    ---------
     Net cash provided by (used in) financing activities                    160,881       (3,289)
                                                                          ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                         5,812           67

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                4,309        2,729
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  10,121    $   2,796
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $  21,213    $  21,270
                                                                          =========    =========

  Cash paid during the period for income taxes                            $   4,510    $   2,889
                                                                          =========    =========



See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

 1.   DESCRIPTION OF THE BUSINESS AND MERGER

      TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of proprietary mechanical components servicing predominantly the aircraft industry. TransDigm, along with its wholly-owned subsidiaries, Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP"), Adams Rite Aerospace, Inc., ("Adams Rite"), and Champion Aerospace Inc. ("Champion Aerospace") (collectively, the "Company"), offers a broad line of component products including tube connectors, valves, batteries, static inverters, pumps, quick disconnects, clamps, ball bearing and sliding controls, mechanical hardware, fluid controls, lavatory hardware, electromechanical controls, igniters, spark plugs, oil filters and oxygen systems related products.

 2.   UNAUDITED FINANCIAL INFORMATION

      The September 30, 2000 consolidated balance sheet was derived from the Company's audited financial statements. All of the other financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

      Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and thirty-nine week periods ended June 30, 2000, are not significant, and accordingly, are not provided.

      HONEYWELL - During December 2000, the Company entered into agreements with Honeywell International, Inc. ("Honeywell") to purchase certain inventory of Honeywell's lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain related assets. The cost of inventory is included in accounts payable at June 30, 2001. The cost of the option was not significant.

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

      The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired product line (which were not material through June 30, 2001) in its fiscal 2001 consolidated financial statements from the effective date of the acquisition. The closing of the option transaction was recorded in March 2001 based on a preliminary determination, which is subject to adjustment, of the estimated fair values of the assets and liabilities acquired as a result of the transaction. Intangible assets of $15.8 million, consisting of the license agreement and goodwill, that were recorded as a result of the acquisition are being amortized on a straight-line basis over forty years.

      The purchase price of the inventory acquired from Honeywell in both December 2000 and March 2001 is subject to adjustment based upon a final determination of the value acquired, as defined.

      Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen and thirty-nine week periods ended June 30, 2001, are not significant and accordingly, are not provided.

      CHAMPION AVIATION - Through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products ("Champion Aviation") business on May 31, 2001 (the "Acquisition"), from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aviation is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products, including, without limitation, igniters, spark plugs, exciters; for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

      The purchase price consideration of $160.1 million in cash and $1.8 million of costs associated with the Acquisition was funded through: (1) $147.6 million of new borrowings under the Company's existing Senior Credit Facility ("Credit Agreement") and (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings' 16 percent Cumulative Redeemable Preferred Stock and warrants to purchase 1,381.87 shares of TransDigm Holdings' common stock. TransDigm also borrowed an additional $15 million under the Credit Agreement to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations.

      Approximately $2.6 million of the additional borrowings were obtained under the Company's revolving credit line, $45 million was added to the Company's existing Tranche B Facility, and $115 million was borrowed in the form of a new Tranche C Facility under the Credit Agreement maturing in May 2007.

      Dividends on the preferred stock are payable in cash or delivery of additional shares of preferred stock. The preferred stock, including all accumulated and unpaid dividends, is also subject to mandatory redemption in 2010. Prior to the date of mandatory redemption, under certain circumstances (including a change in control), the preferred stock is subject to optional redemption. The terms of the preferred stock require the Company to comply with certain financial covenants pertaining to earnings, interest coverage, and leverage.

      The warrants to purchase TransDigm Holdings' common stock are exercisable through May 2011 at an exercise price per share of $0.01.

      The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its fiscal 2001 consolidated financial statements from the effective date of the Acquisition. The purchase price was allocated based on a preliminary determination, which is subject to adjustment, of estimated fair values at the date of the Acquisition. Intangible assets recorded in connection with the Acquisition (principally goodwill) of approximately $130.4 million are being amortized on a straight-line basis over forty years.

      The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the thirty-nine week periods ended June 30 (in thousands):

                                                    2001            2000

        Net sales                                $ 185,012       $ 160,468
        Operating income                         $  45,720       $  43,865
        Net income                               $   7,765       $   7,585

      The consolidated pro forma operating income for the thirty-nine week periods ended June 30, 2001 and 2000 include $953,000 and $750,000, respectively, of corporate charges billed by Federal-Mogul prior to the Acquisition.

      This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

                                                      JUNE 30,   SEPTEMBER 30,
                                                        2001        2000

        Work-in-progress and finished goods           $ 31,863    $ 20,995
        Raw materials and purchased component parts     27,246      18,325
                                                      --------    --------
                   Total                                59,109      39,320
        Reserve for excess and obsolete inventory       (6,435)     (6,431)
                                                      --------    --------

        Inventories - net                             $ 52,674    $ 32,889
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

6.    NEW ACCOUNTING STANDARDS

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and this statement will be issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

      On June 29, 2001, FASB concluded its voting process of SFAS No. 142, Goodwill and Other Intangible Assets, and this statement will be issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on October 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

On May 31, 2001, TransDigm (through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly owned subsidiary of Federal-Mogul Corporation for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. The Champion Aviation Products ("Champion Aviation") business is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products, including, without limitation, igniters, spark plugs, exciters; for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

                                   THIRTEEN WEEKS ENDED  THIRTY-NINE WEEKS ENDED
                                   --------------------  -----------------------
                                      JUNE 30, JUNE 30,    JUNE 30, JUNE 30,
                                        2001     2000        2001     2000

        Net sales                       100%     100%        100%     100%
                                        ---      ---         ---      ---

        Gross profit                     39       45          42       45
        Selling and administrative       10       11          10       11
        Amortization of intangibles       2        1           1        1
        Research and development          1        1           2        1
                                        ---      ---         ---      ---

        Operating income                 26       32          29       32
        Interest expense- net            14       18          17       19
        Provision  for income taxes       5        6           5        5
                                        ---      ---         ---      ---

        Net income                        7%       8%          7%       8%
                                        ===      ===         ===      ===



CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2001 COMPARED WITH THIRTEEN WEEKS ENDED JUNE 30, 2000.

- NET SALES. Net sales increased by $14.0 million, or 34.7 percent, to $54.2 million for the quarter ended June 30, 2001 from $40.2 million for the comparable quarter last year, principally due to the acquisitions of Champion Aviation and Honeywell in the current year, increased volume on existing products and new business opportunities.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $2.9 million, or 16 percent, to $21.1 million for the quarter ended June 30, 2001 from $18.2 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales declined to 39 percent during the third quarter of fiscal 2001 from 45 percent during the third quarter of fiscal 2000, principally due to $3.2 million of non-cash charges from Honeywell and Champion Aviation inventory purchase accounting adjustments.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.0 million, or 21.9 percent, to $5.2 million for the quarter ended June 30, 2001 from $4.2 million for the quarter ended June 30, 2000. This increase principally resulted from the Company's acquisitions of Champion Aviation and Honeywell, and increased sales activities. Selling and administrative expenses as a percentage of net sales was 10 percent for the quarter ended June 30, 2001 and 11 percent for the quarter ended
     June 30, 2000.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.5 million, or 93.5 percent, to $0.9 million for the quarter ended June 30, 2001 from $0.4 million for the quarter ended June 30, 2000. This increase is the result of the amortization of the intangible assets recognized in connection with the Honeywell and Champion Aviation acquisitions.

- RESEARCH AND DEVELOPMENT. Research and development expense increased by $0.3 million, or 61.8 percent, to $0.8 million for the quarter ended June 30, 2001 from $0.5 million for the quarter ended June 30, 2000. The increase was the result of the acquisition of Champion Aviation and additional research and development activities to complement the Company's sales efforts. Research and development expense, as a percentage of net sales, was 1.0 percent for the quarters ended June 30, 2001 and 2000.

- OPERATING INCOME. Operating income increased by $1.2 million, or 9.6 percent, to $14.2 million for the third quarter of fiscal 2001 from $13.0 million for the third quarter of fiscal 2000 due to the factors described previously.

- INTEREST EXPENSE. Interest expense increased by $0.6 million, or 8.9 percent, to $7.9 million for the third quarter of fiscal 2001 from $7.3 million for the third quarter of fiscal 2000 as a result of an increase in the average level of outstanding borrowings due to the acquisition of Champion Aviation and an increase in the balance of the Holdings' PIK Notes as a result of the accrual of interest paid in kind.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was 43 percent for the thirteen weeks ended June 30, 2001 compared to
     39.7 percent for the thirteen weeks ended June 30, 2000. The increase in the effective rate resulted from higher non-deductible expenses.

- NET INCOME. The Company earned $3.6 million for the third quarter of fiscal 2001 compared to $3.4 million for the third quarter of fiscal 2000 primarily as a result of the factors referred to above.

THIRTY-NINE WEEKS ENDED JUNE 30, 2001 COMPARED WITH THIRTY-NINE WEEKS ENDED JUNE 30, 2000.

- NET SALES. Net sales increased by $21.7 million, or 19.6 percent, to $132.1 million for the thirty-nine weeks ended June 30, 2001 from $110.4 million for the comparable thirty-nine weeks last year, principally due to the acquisitions of Champion Aviation and Honeywell, increased volume on existing products and new business opportunities.

- GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $5.7 million, or 11.4 percent, to $56.1 million for the thirty-nine weeks ended June 30, 2001 from $50.4 million for the comparable thirty-nine weeks last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales declined to 42.5 percent during the thirty-nine weeks ended June 30, 2001 from 45.6 percent during the thirty-nine weeks ended June 30, 2000 principally due to $3.3 million of non-cash charges from Honeywell and Champion Aviation inventory purchase accounting adjustments.

- SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1.3 million, or 10.3 percent, to $13.7 million for the thirty-nine weeks ended June 30, 2001 from $12.4 million for the thirty-nine weeks ended June 30, 2000. This increase principally resulted from the Company's acquisitions of Champion Aviation and Honeywell, and increased sales activities. Selling and administrative expenses as a percentage of net sales decreased from 11 percent for the thirty-nine weeks ended June 30, 2000 to 10 percent for the thirty-nine weeks ended June 30, 2001.

- AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $.3 million or 22.2 percent to $1.7 million for the quarter ended June 30, 2001 from $1.4 million for the quarter ended June 30, 2000. This increase is the result of amortization of the intangible assets recognized in connection with the Honeywell and Champion Aviation acquisitions.

- RESEARCH AND DEVELOPMENT. Research and development expense increased by $0.5 million, or 36.6 percent, to $2.0 million for the thirty-nine weeks ended June 30, 2001 from $1.5 million for the thirty-nine weeks ended June 30, 2000. The increase was the result of the acquisition of Champion Aviation and additional research and development activities to complement the Company's sales efforts.

- OPERATING INCOME. Operating income increased by $3.6 million, or 10.3%, to $38.7 million for the thirty-nine weeks ended June 30, 2001 from $35.1 million for the thirty-nine weeks ended June 30, 2000 due to the factors described previously.

- INTEREST EXPENSE. Interest expense increased by $0.8 million, or 3.8 percent, to $22.2 million for the thirty-nine weeks ended June 30, 2001 from $21.4 million for the thirty-nine weeks ended June 30, 2000 as a result of the increase in the average level of outstanding borrowings due to the acquisition of Champion Aviation and an increase in the balance of the Holdings' PIK Notes as a result of the accrual of interest paid in kind.

- INCOME TAXES. Income tax expense as a percentage of income before income taxes was 42.3 percent for the thirty-nine weeks ended June 30, 2001 compared to 39.6 percent for the thirty-nine weeks ended June 30, 2000. The increase in the effective rate resulted from higher non-deductible expenses.

- NET INCOME. The Company earned $9.5 million for the thirty-nine weeks ended June 30, 2001 compared to a net income of $8.2 million for the thirty-nine weeks ended June 30, 2000 primarily as a result of the factors referred to above.

BACKLOG

As of June 30, 2001, the Company estimated its sales order backlog (including backlog related to Champion Aviation) at $109.0 million compared to an estimated $102.7 million as of June 30, 2000. The majority of the purchase orders outstanding as of June 30, 2001 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of June 30, 2001 may not necessarily represent the actual amount of shipments or sales for any future period.

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

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen and thirty-nine week periods ended June 30, 2001 and 2000 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the thirty-nine week period ended June 30, 2001 was approximately $16 million compared to approximately $8.9 million provided during the thirty-nine week period ended June 30, 2000. This increase is due to improved operating results, the acquisition of Champion Aviation and changes in operating assets and liabilities.

Cash used in investing activities was approximately $171.0 million during the thirty-nine week period ended June 30, 2001 compared to approximately $5.5 million used during the thirty-nine week period ended June 30, 2000. The increase is mainly due to the acquisition of Champion Aviation and the acquisition of the Honeywell product line.

Cash provided by financing activities during the thirty-nine week period ended June 30, 2001 was approximately $160.9 million compared to approximately $3.3 million used in financing activities during the thirty-nine week period ended June 30, 2000. This change in financing cash flows was due to the incurrence of substantial indebtedness as a result of the acquisition of Champion Aviation.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $2.5 million and $3.0 million during the thirty-nine week periods ended June 30, 2001 and June 30, 2000, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $26.9 million that bear interest at 12.0 percent annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and thirty-nine week periods ended June 30, 2001 was $0.8 million and $2.2 million, respectively. Interest expense recognized on these notes during the thirteen and thirty-nine week periods ended June 30, 2000 was $.6 million and $1.9 million, respectively.

PART I: FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At June 30, 2001, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. On a historical basis, the weighted average interest rate on the $263.7 million of borrowings outstanding under the credit facility at June 30, 2001 was 7.3 percent. Also outstanding at June 30, 2001 was $125 million of Company indebtedness in the form of subordinated notes and $26.9 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8 percent and 12.0 percent per year, respectively.

The sensitivity of changes in the fair value of the Company's outstanding borrowings to changes in interest rates is described on page 17 of our Form 10-K for the fiscal year ended September 30, 2000. There have been no material changes in the sensitivity since September 30, 2000.

PART II: OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit
         No.                    Description
         -------                -----------

         3.1    *   Restated Certificate of Incorporation, filed on May 31,
                    2001, of TransDigm Holding Company.

         4.1    *   Certificate of Designations, Preferences and Relative,
                    Participating, Optional and Other Special Rights of
                    Preferred Stock and Qualifications, Limitations and
                    Restrictions Thereof of 16% Cumulative Redeemable
                    Preferred Stock of TransDigm Holding Company.

         4.2    *   Amended and Restated Credit Agreement, dated as of December
                    3, 1998 and amended and restated as of May 31, 2001, by and among TransDigm Holding Company, TransDigm Inc., various lending institutions party thereto, Credit Suisse
                    First Boston, as Syndication Agent and Bankers Trust
                    Company, as Administrative Agent.

         4.3    *   Investment Agreement, dated as of May 31, 2001, by and
                    between TransDigm Holding Company and First Union
                    Investors, Inc.

        99.1    *   Press Release dated May 31, 2001.


    (b) The Company filed a report on Form 8-K on June 11, 2001, related to the acquisition of Champion Aviation.

    (c) The Company filed a report on Form 8-K/A on July 23, 2001, related to the acquisition of Champion Aviation.



* Filed as an exhibit to TransDigm Holdings' Form 8-K dated May 31, 2001 (File No. 1658668) and incorporated by reference and made a part hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on July 24, 2001.



TRANSDIGM HOLDING COMPANY

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer



TRANSDIGM INC.

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer



MARATHON POWER TECHNOLOGIES COMPANY

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer



ZMP, INC.

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer



ADAMS RITE AEROSPACE, INC.

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer



CHAMPION AEROSPACE INC.

By:      /s/         Gregory Rufus
       -------------------------------------------------------
       Name:         Gregory Rufus
       Title:   Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                              July 24, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President and Chief Operating Officer                           July 24, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley



    /s/Gregory Rufus                      Chief Financial Officer (Principal Financial                    July 24, 2001
-----------------------------------       and Accounting Officer)
    Gregory Rufus


*                                         Director                                                        July 24, 2001
-----------------------------------
     Stephen Berger



*                                         Director                                                        July 24, 2001
-----------------------------------
     William Hopkins



*                                         Director                                                        July 24, 2001
-----------------------------------
     Muzzafar Mirza



*                                         Director                                                        July 24, 2001
-----------------------------------
     John W. Paxton



*                                         Director                                                        July 24, 2001
-----------------------------------
     Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                              July 24, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President and Chief Operating Officer                           July 24, 2001
-----------------------------------       (Principal Operating Officer) and Director
     W. Nicholas Howley



    /s/Gregory Rufus                      Chief Financial Officer (Principal Financial                    July 24, 2001
-----------------------------------       and Accounting Officer)
      Gregory Rufus


*                                         Director                                                        July 24, 2001
-----------------------------------
     Stephen Berger



*                                         Director                                                        July 24, 2001
-----------------------------------
     William Hopkins



*                                         Director                                                        July 24, 2001
-----------------------------------
     Muzzafar Mirza



*                                         Director                                                        July 24, 2001
-----------------------------------
     John W. Paxton



*                                         Director                                                        July 24, 2001
-----------------------------------
     Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chief Executive Officer (Principal                              July 24, 2001
-----------------------------------       Executive Officer) and Chairman of the Board
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                         July 24, 2001
-----------------------------------
     Albert J. Rodriguez



    /s/Gregory Rufus                      Chief Financial Officer (Principal Financial                    July 24, 2001
-----------------------------------       and Accounting Officer)
     Gregory Rufus



*                                         Director                                                        July 24, 2001
-----------------------------------
     W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chairman of the Board and Executive Vice                        July 24, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                         July 24, 2001
-----------------------------------
     John F. Leary



    /s/Gregory Rufus                      Treasurer and Chief Financial Officer                           July 24, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
       Gregory Rufus


*                                         Executive Vice President and Director                           July 24, 2001
-----------------------------------
     W. Nicholas Howley

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         Chairman of the Board and Executive Vice                        July 24, 2001
-----------------------------------       President (Principal Executive Officer)
     Douglas W. Peacock



*                                         President (Principal Operating Officer)                         July 24, 2001
-----------------------------------
     John F. Leary



    /s/Gregory Rufus                      Treasurer and Chief Financial Officer                           July 24, 2001
-----------------------------------       (Principal Financial and Accounting Officer)
     Gregory Rufus


*                                         Executive Vice President and Director                           July 24, 2001
-----------------------------------
     W. Nicholas Howley

CHAMPION AEROSPACE INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

          SIGNATURE                                              TITLE                                        DATE

*                                         President                                                       July 24, 2001
-----------------------------------
     W. Nicholas Howley



*                                         Vice President                                                  July 24, 2001
-----------------------------------
     Douglas W. Peacock



    /s/Gregory Rufus                      Vice President and Secretary                                    July 24, 2001
-----------------------------------
     Gregory Rufus



- The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-Q pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrant and filed with the Securities and Exchange Commission on behalf of such officers and Directors.



                                    By:               /s/Gregory Rufus
                                         -------------------------------------
                                                      Gregory Rufus,
                                                      ATTORNEY-IN-FACT