Form 10-K405
period 2001-09-30
TRANSDIGM INC
filed 2001-12-28
CIK 1077670

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   FORM 10-K

                         ANNUAL REPORT PURSUANT TO THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001      Commission File No.  333-71397

                                TransDigm Inc.
                           TransDigm Holding Company
                      Marathon Power Technologies Company
                                   ZMP, Inc.
                          Adams Rite Aerospace, Inc.
                           Champion Aerospace, Inc.
     (Exact Name of Co-Registrants as Specified in its Respective Charter)

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

Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

There currently is no established publicly traded market for the common equity of TransDigm Holding Company held by non-affiliates.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm
 Holding Company, $0.01 Par Value                       119,814
----------------------------------          -----------------------------------
             (Class)                        (Outstanding at September 30, 2001)

Class A Common Stock (Non-Voting)
of TransDigm Holding Company, $.01
             Par Value                                     -0-
----------------------------------          -----------------------------------
              (Class)                       (Outstanding at September 30, 2001)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

Documents incorporated by reference: See Exhibit Index included elsewhere in this Form 10-K.

                              SECTIONS OF THE 10K

                                     INDEX

                                                                            Page

PART I

   Item 1     BUSINESS                                                        1

   Item 2     PROPERTIES                                                      7

   Item 3     LEGAL PROCEEDINGS                                               7

   Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             7

PART II

   Item 5     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                     8

   Item 6     SELECTED FINANCIAL DATA                                         8

   Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         12

   Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     18

   Item 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         18

PART III

   Item 10    DIRECTORS AND EXECUTIVE OFFICERS                                19

   Item 11    EXECUTIVE COMPENSATION                                          21

   Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                  27

   Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  29

PART IV

   Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                                 30

              SIGNATURES                                                      34

              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             F-1 - F-22

              EXHIBIT INDEX                                                 F-23

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

PART I

ITEM 1.       BUSINESS

THE COMPANY

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company's products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers ("OEMs") and various agencies of the United States and foreign governments. TransDigm generates the majority of its EBITDA from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm's OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are usually relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, therefore it benefits from a large and growing installed base of aircraft.

TransDigm focuses its businesses on continual value creation. The business philosophy is centered around three simple value principles: 1) obtaining profitable new business by applying its technical capabilities to specific engineering problems; 2) striving to continually improve productivity; and 3) pricing its product to fairly reflect the unique value provided. Additionally, the Company is continually seeking acquisition opportunities compatible with its value creation philosophy. The Company has a demonstrated capability to acquire, integrate and improve aerospace businesses.

TransDigm differentiates itself based on its engineering and manufacturing capabilities, and typically will not bid on non-proprietary "build to print" business. TransDigm products have strong brand names within the airline industry and a reputation for high quality, reliability and customer service. TransDigm focuses on developing highly customized products to solve specific problems of aircraft operators and manufacturers. TransDigm provides its products to nearly all commercial airlines worldwide, all major commercial transport, regional and business aircraft OEMs, engine manufacturers, as well as various agencies of the United States and foreign governments. While aftermarket sales account for approximately 60% of TransDigm's revenues and OEM sales account for the remaining 40%, aftermarket sales typically carry a substantially higher gross margin than sales to OEMs.

TransDigm was formed in 1993 through a management-led buyout of four aerospace divisions of IMO Industries. Since its formation, TransDigm has successfully established leadership positions in well-defined, profitable niches of the aircraft components market that it believes offer sustainable growth and value creation opportunities.

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

ZMP, Inc. ("ZMP"), the corporate parent of Adams Rite Aerospace, was acquired in April 1999 as a strategic complement to the AdelWiggins and AeroControlex businesses. Christie Electric Corp. ("Christie") was acquired by Marathon during March 2000 and was subsequently integrated with Marathon. Champion Aerospace acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company during May 2001 and operates as a stand alone business unit. Additionally, in 2001, the Company acquired a lube and scavenge pump business from Honeywell International, Inc. ("Honeywell"), which has been integrated with AeroControlex.

PRODUCTS

TransDigm's products have a long history in the aircraft component industry and are found on virtually all types of commercial and military aircraft. The major products are produced and sold under the following industry trade names: (1) AdelWiggins, (2) AeroControlex, (3) Marathon Power Technologies Company ("Marathon"), (4) Adams Rite Aerospace, Inc. ("Adams Rite Aerospace"), and (5) Champion Aerospace, Inc. ("Champion Aerospace" or "Champion"). AdelWiggins' major product line is an extensive offering of engineered connectors. AeroControlex's major products are gear pumps and mechanical /electromechanical controls. Adams Rite Aerospace primarily offers engineered latches and lavatory components. Marathon manufactures nickel cadmium batteries/chargers. Champion produces various ignition system components.

Management estimates that over 80% of TransDigm's products are of proprietary design and approximately 70% of TransDigm's sales are derived from parts for which it has achieved sole source designation. TransDigm's products are organized into two groupings -- Power System Components and Airframe System Components. For financial disclosure purposes, the Company reports as one business segment because of the similar nature of its products (a majority are highly engineered aircraft components) as well as the similarity of the customers, distribution methods, production processes and regulatory environment across the Company.

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

Power system components generate 53% of TransDigm reported revenue (63% of pro forma revenue including acquisitions) and primarily serve the power requirements of commercial and military aircraft. The major customers for these products include substantially all worldwide engine/auxiliary power unit ("APU") end users such as American Airlines, British Airways, Delta, Air France, and Lufthansa and engine/APU OEMs such as General Electric, United Technologies, Rolls Royce, Honeywell and Lockheed Martin; the regional and business jet end users such as Comair, Mesa and Continental Express, and OEMs such as Bombardier, Cessna, Gulfstream and Raytheon; and various United States and foreign defense agencies and OEMs such as Lockheed Martin. The major products are ignition system components such as igniters, exciters and spark plugs, used to start and restart turbine and reciprocating aircraft engines; gear pumps used primarily in lubrication and fuel applications; mechanical/electromechanical controls used in numerous actuation applications and batteries/chargers to provide starting and back-up power.

Airframe system components generate 47% of TransDigm reported revenue (37% of pro forma revenue including acquisitions) and primarily serve the requirements of various airframe systems used in commercial and military aircraft. The major customers for these products are the worldwide large commercial transport end users and OEMs such as Boeing and Airbus; the regional and business jet end users and OEMs mentioned above, and the various United States and foreign defense agencies and OEMs. The major products are engineered connectors used in fuel, pneumatic and hydraulic applications; engineered latches used in various bin, door and other applications on both the interior and exterior of the airframe; and lavatory hardware and components.

SALES AND MARKETING

Consistent with TransDigm's overall strategy, TransDigm's sales and marketing organization is structured to understand and anticipate the needs of customers in order to continually develop a stream of technical solutions that generate significant value. In particular, TransDigm focuses on the high-margin, repeatable aftermarket segment.

TransDigm has structured AdelWiggins', AeroControlex's, Adams Rite Aerospace's, Marathon's, and Champion Aerospace's sales efforts along their major product lines, assigning a Product Line Manager to each line. The Product Line Managers are expected to grow the sales and profitability of their product line faster than the served market and to achieve the targeted annual level of bookings, sales, new business and profitability for each product. Assisting the Product Line Managers are Account Managers and Sales Engineers who are responsible for covering major OEM and airline accounts. Account Managers and Sales Engineers are expected to be familiar with the personnel, organization and needs of specific customers, for achieving total bookings and new business goals at each account, and, in conjunction with the Product Line Managers, for determining when additional resources are required at customer locations. Most of TransDigm's sales personnel are compensated in part on their bookings and sales and ability to identify and convert new business opportunities.

Though the majority are employees, the Account Manager function may be performed by independent representatives depending on the specific customer, product and geographic location. TransDigm also uses a limited number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. TransDigm's major distributors are Aviall, Satair and AAR.

BACKLOG

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2001, the Company estimated its sales order backlog at $101.3 million (including backlog related to Champion Aerospace) compared to an estimated $75.1 million as of September 30, 2000. The majority of the purchase orders outstanding as of September 30, 2001 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of September 30, 2001 may not necessarily represent the actual amount of shipments or sales for any future period.

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

MANUFACTURING AND ENGINEERING

TransDigm maintains five manufacturing facilities. Each facility serves its respective operating group and comprises manufacturing, distribution, engineering as well as administrative functions, including management, sales and finance. The AdelWiggins, AeroControlex, Marathon, Adams Rite Aerospace, and Champion Aerospace facilities encompass approximately 105,000, 44,000, 150,000, 50,000 and 169,000 square feet of manufacturing space in Los Angeles, California, Cleveland, Ohio, Waco, Texas, Fullerton, California, and Liberty, South Carolina, respectively. In the last several years, management has taken a number of steps to improve productivity and reduce costs, including consolidating operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment and tooling, installing modern information systems and implementing a broad-based employee training program. Management believes that TransDigm's manufacturing systems and equipment are critical competitive factors that permit it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. TransDigm focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires.

Each of TransDigm's operating groups attempts to differentiate itself from its competitors by efficiently and consistently producing highly engineered products with high quality and timely delivery. TransDigm's proprietary products are designed by its engineering staff and intended to serve an unmet need in the aircraft component industry, particularly through its new product initiatives. See "Business-Products." These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of TransDigm's customers' tolerance and quality requirements.

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

CUSTOMERS

TransDigm's customers include: (A) worldwide commercial airlines, including national and regional airlines, particularly for aftermarket maintenance, repair and overhaul ("MRO") components, (B) large commercial transport and regional and business aircraft OEMs, (C) various agencies of the United States and foreign governments, including the United States military, (D) military OEMs, and (E) various other industrial customers. For the year ended September 30, 2001, two customers represented approximately 17% and 8%, respectively, of the Company's net sales. Two customers represented approximately 10% and 9%, respectively, of the Company's net sales during the year ended September 30, 2000, and two customers represented approximately 15% and 14% of the Company's net sales for the year ended September 30, 1999.

TransDigm has strong customer relationships with virtually all important large commercial transport, general aviation and military OEMs. The demand for TransDigm's aftermarket parts and services is related to TransDigm's extensive installed base, revenue passenger miles and, to a lesser extent, airline profitability and the size and age of the worldwide aircraft fleet. Some of TransDigm's business is executed under long-term agreements with customers, which encompass many products under a common agreement. TransDigm is also a leading supplier of components used on United States' designed military aircraft. TransDigm's products are used on a variety of fighter aircraft and helicopters. Military aircraft using TransDigm's products include the Boeing F-15 and F-18, Lockheed Martin F- 16, the E2C (Hawkeye) and Blackhawk and Apache helicopters.

COMPETITION

TransDigm competes with a number of established companies, including divisions of larger companies that have significantly greater financial, technological and marketing resources than TransDigm. The niche markets within the aerospace industry served by TransDigm are relatively fragmented with several competitors for each of the products and services provided by the Company. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. TransDigm knows of no single competitor, however, that provides the same range of products and services as those provided by TransDigm. Competitors in TransDigm's product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. TransDigm believes that its ability to compete depends on high product performance, consistently high quality and timely delivery, competitive price, and superior customer service and support. There can be no assurance that TransDigm will be able to compete successfully with respect to these or other factors in the future.

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

RAW MATERIALS AND PATENTS

TransDigm requires the use of various raw materials, including titanium, aluminum, nickel powder, nickel screen, stainless steel and cadmium, in its manufacturing processes. The availability and prices of such raw materials may fluctuate and price increases in these supplies may not be able to be recovered. TransDigm also purchases a variety of manufactured component parts from various suppliers. TransDigm concentrates its orders, however, among a few suppliers in order to strengthen its supplier relationships. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in TransDigm's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs.

TransDigm has various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which TransDigm believes, in the aggregate but not individually, are important to its business.

ENVIRONMENTAL MATTERS

TransDigm's operations and current and/or former facilities are subject to federal, state and local environmental laws and to regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials and pollutants, govern response actions to hazardous materials which may be or have been released to the environment, and require TransDigm to obtain and maintain permits in connection with its operations. The extensive regulatory framework imposes significant compliance burdens and risks on TransDigm. Although management believes that TransDigm's operations and its facilities are in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of TransDigm's operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. According to some environmental laws, a current or previous owner or operator of real property may be liable for the costs of investigations, removal or remediation of hazardous materials at such property. Those laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange, or are deemed to have arranged, for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities, and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance. Although those environmental costs have not been material in the past and are not expected to be material in the future, there can be no assurance that changes in environmental laws or unexpected investigations and clean-up costs will not be material. TransDigm does not currently contemplate material capital expenditures for environmental compliance remediation for fiscal 2002 or fiscal 2003.

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

EMPLOYEES

As of September 30, 2001, TransDigm had approximately 1,100 employees. Approximately 10% of TransDigm employees were represented by the United Steelworkers Union, and approximately 5% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Collective bargaining agreements between TransDigm and these labor unions expire on April 2002 and November 2004, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

ITEM 2.       PROPERTIES

TransDigm owns and operates a 130,000 square foot facility in Los Angeles, California, a 63,000 square foot facility in Cleveland, Ohio, a 219,000 square foot facility in Waco, Texas and a 219,000 square foot facility in Liberty, South Carolina. In addition, TransDigm leases and operates a 100,000 square foot facility in Fullerton, California and approximately 17,000 square feet in Richmond Heights, Ohio, which is also TransDigm's headquarters. TransDigm also leases certain of its other non-material facilities. Management believes that its machinery, plants and offices are in satisfactory operating condition and will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

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

HOLDERS

As of September 30, 2001, there were approximately 25 record holders of Holdings' common stock. Holdings is the sole shareholder of TransDigm's common stock.

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

ITEM 6.       SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF TRANSDIGM HOLDING COMPANY

The following table sets forth selected historical consolidated financial and other data of Holdings for each of the fiscal years ended September 30, 1997 through 2001 which have been derived from Holdings' audited consolidated financial statements for those years.

The Company acquired Marathon Power Technologies Company on August 8, 1997, ZMP, Inc. and its wholly-owned subsidiary, Adams Rite Aerospace, on April 23, 1999 and Christie Electric Corp. on March 8, 2000. On March 26, 2001, the Company acquired an exclusive, worldwide license to produce and sell products composed of Honeywell's lubrication and scavenge pump product line along with certain related equipment and inventory. On May 31, 2001, the Company acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business ("Champion Aviation") from Federal Mogul Ignition Company, a wholly-owned subsidiary of Federal-Mogul Corporation. All of the acquisitions were accounted for as purchases. The results of operations of Champion, Marathon, ZMP, Adams Rite Aerospace, Christie Electric Corp. and the product line acquired from Honeywell are included in Holdings' consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                                    Fiscal Year Ended September 30,
                                                  ----------------------------------------------------------------
                                                        1997         1998         1999         2000        2001
                                                                          (Dollars in Thousands)
Statement of Operations Data:
Net sales                                          $  78,159    $ 110,868    $ 130,818    $ 150,457   $ 200,773
Gross profit                                          28,856       51,473       60,867       68,264      82,248
Selling and administrative                             7,561       10,473       13,620       16,799      20,669
Amortization of intangibles                            2,089        2,438        2,063        1,843       2,966
Research and development                               1,116        1,724        2,139        2,308       2,943
Merger expenses                                          --           --        40,012          --          --
                                                   ---------    ---------    ---------    ---------   ---------

Operating income (1)                                  18,090       36,838        3,033       47,314      55,670
Interest expense, net (2)                              3,463        3,175       22,722       28,563      31,926
Warrant put value adjustment                           4,800        6,540          --           --          --
                                                   ---------    ---------    ---------    ---------   ---------

Pre-tax income (loss)                                  9,827       27,123      (19,689)      18,751      23,744
Provision (benefit) for income taxes                   5,193       12,986       (2,772)       7,972       9,386
                                                   ---------    ---------    ---------    ---------   ---------

Income (loss) before extraordinary item                4,634       14,137      (16,917)      10,779      14,358
Extraordinary item                                    (1,462)        --           --           --          --
                                                   ---------    ---------    ---------    ---------   ---------

Net income (loss)                                  $   3,172    $  14,137    $ (16,917)   $  10,779   $  14,358
                                                   =========    =========    =========    =========   =========

                                                                   Fiscal Year Ended September 30,
                                                ---------------------------------------------------------------------
                                                 1997          1998          1999          2000           2001
                                                                     (Dollars in Thousands)
Other Financial Data:
Cash flows provided by (used in):
  Operating activities                            $ 17,468     $ 23,455     $ (16,219)      $ 16,305       $ 22,761
  Investing activities                             (43,160)      (4,295)      (44,599)        (5,120)      (173,588)
  Financing activities                              28,153       (5,071)       44,061         (9,605)       157,739
EBITDA (3)                                          23,856       43,305         9,407         53,826         64,316
EBITDA, As Defined (4)                              24,522       43,547        50,562         54,011         70,955
EBITDA, As Defined, margin                            31.4 %       39.3 %        38.7 %         35.9 %         35.3 %
Depreciation and amortization                      $ 5,766      $ 6,467      $  6,374       $  6,512       $  8,646
Capital expenditures                                 2,285        5,061         3,043          4,368          4,486
Ratio of earnings to fixed charges (5)                 3.7x         9.0x           .1x           1.6x           1.7x
Ratio of EBITDA, As Defined,
  to interest expense                                  7.1x        13.7x          2.2x           1.9x           2.2x
Ratio of EBITDA, As Defined, to
  to interest expense, As Defined (6)                  7.1x        13.7x          2.4x           2.1x           2.4x
Ratio of total debt to EBITDA,
  As Defined                                           2.0x         1.0x          5.3x           4.8x           5.8x

Balance Sheet Data (at end of period):
Working capital                                   $ 16,520     $ 16,654      $ 35,531       $ 39,437       $ 55,672
Total assets                                       101,969      115,785       164,417        168,833        372,898

Long-term debt, including
  current portion                                   50,000       45,000       266,557        261,601        413,209
Total stockholders' equity (deficiency)             22,613       36,427      (127,622)      (118,409)      (103,388)


_______________________

(1) Operating income includes the effect of a non-cash charge of $666 in fiscal 1997 and $242 in fiscal 1998 due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon, a non-cash charge of $1,143 in fiscal 1999 due to a purchase accounting adjustment to inventory associated with the acquisition of Adams Rite Aerospace, a non-cash charge of $185 in fiscal 2000 due to a purchase accounting adjustment to inventory associated with the acquisition of Christie, and non-cash charges of $3,193 and $3,446 in fiscal 2001 due to purchase accounting adjustments to inventory associated with the acquisitions of assets and liabilities from Champion Aviation and a Honeywell product line, respectively.

(2) All of the interest expense reported for fiscal 1997 and 1998 represents interest expense of TransDigm. Holdings had no interest expense prior to the Recapitalization discussed in Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report. After the Recapitalization, Holdings incurred $2,958, $2,639 and $2,000 of interest expense during fiscal 2001, 2000 and 1999, respectively, relating to the Holdings PIK Notes. Holdings has no other interest expense. TransDigm is not an obligor or a guarantor under the Holdings PIK Notes.

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

(4)      EBITDA, As Defined, is calculated as follows:

                                     1997      1998      1999      2000      2001
EBITDA                            $23,856   $43,305   $ 9,407   $53,826   $64,316
Adjustments:
  Merger Expenses                       -         -    40,012         -         -
  Inventory Purchase Accounting
    Adjustments                       666       242     1,143       185     6,639
                                  -------   -------   -------   -------   -------
EBITDA, As Defined                $24,522   $43,547   $50,562   $54,011   $70,955
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

(5) For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt expense and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges by $19,689 for fiscal 1999.

(6) Interest Expense, As Defined, represents the Company's consolidated interest expense exclusive of the non-cash interest expense recognized for the Holdings PIK Notes issued in connection with the Recapitalization. This ratio is provided because a debt covenant in the Company's credit facility is based on a similar measure.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

GENERAL

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company's products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers ("OEMs") and various agencies of the United States and foreign governments. TransDigm generates the majority of its EBITDA from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm's OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are usually relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, therefore it benefits from a large and growing installed base of aircraft.

In connection with the Recapitalization discussed in Note 1 to the consolidated financial statements, including the financing and the application of the proceeds thereof, the Company incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the Recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of the Company's stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. A one-time charge of approximately $40 million ($29 million after tax) was recorded during the year ended September 30, 1999. Because the cash costs included in this charge were funded principally through the proceeds of the subordinated notes and borrowings under the new credit facility, this cost did not materially impact the Company's liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Recapitalization, see the heading "Liquidity and Capital Resources" in this section.

ACQUISITIONS

On April 23, 1999, the Company acquired ZMP, the corporate parent of Adams Rite Aerospace, under the terms of an agreement and plan of reorganization, dated March 31, 1999. The purchase price for the acquisition of ZMP was $41 million, subject to post-closing purchase price adjustments. The acquisition of ZMP and the related expenses were funded through $36 million of additional borrowings under the Company's credit facility and the use of $5 million of the Company's cash balances. During the year ended September 30, 2000, the Company received a purchase price adjustment of $1.6 million, net of expenses.

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

On May 31, 2001, TransDigm (through a newly-formed, wholly-owned subsidiary, Champion Aerospace, Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. The Champion Aviation Products ("Champion Aviation") business is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products, including, without limitation, igniters, spark plugs, exciters; for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

RECENT DEVELOPMENTS

Following the September 11, 2001 terrorist attacks, the Company disclosed its initial plan to significantly reduce its workforce from its level of approximately 1,100 employees as of September 30, 2001. Though the aerospace market has not stabilized, the Company is experiencing a downturn in commercial transport activity in both the OEM and aftermarket sectors. The aftermarket sector is expected to recover slowly over the next four to six quarters. Commercial transport OEM production rates are expected to be significantly revised downward as new transport delivery schedules are canceled or extended. Regional and business jet operations and production rates are expected to be impacted to a lesser degree. Military activity is difficult to predict, but based upon the Company's broad base of applications, a modest increase in military orders is anticipated.

The Company's fiscal year 2002 revenues are expected to be down on a pro forma basis from fiscal year 2001 pro forma revenues of approximately $250 million (as if all acquisitions had occurred on the first business day of the fiscal year). Although the preliminary planning indicates that fiscal 2002 cash flows will be reduced from 2001 proforma cash flows, management believes that the Company will maintain adequate liquidity and will remain in compliance with its credit agreements.

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

                                                            Fiscal Year Ended September 30,
                                                           ----------------------------------
                                                             1999         2000         2001
Net sales                                                     100%         100%         100%
                                                           ------       ------        -----

Gross profit                                                   47           45           41
Selling and administrative                                     10           11           10
Amortization of intangibles                                     2            1            2
Research and development                                        2            2            1
Merger expenses                                                31            -            -
                                                           ------       ------        -----
Operating income                                                2           31           28
Interest expense - net                                         17           19           16
Provision (benefit) for income taxes                           (2)           5            5
                                                           ------       ------        -----
Net income (loss)                                             (13)%          7%           7%
                                                           ======       ======        =====

CHANGES IN RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 2000.

 .    NET SALES. Net sales increased by $50.3 million, or 33.4%, to $200.8 million for the year ended September 30, 2001 from $150.5 million for the year ended September 30, 2000. Approximately $34.3 million of the increase was due to the Honeywell and Champion Aviation acquisitions and the remainder was due to increased pricing and volume on existing products and new business opportunities.

 .    GROSS PROFIT. Gross profit (net sales less cost of sales) increased by
     $13.9 million, or 20.5%, to $82.2 million for the year ended September 30, 2001 from $68.3 million for the year ended September 30, 2000. This increase is attributable to higher sales discussed above. Gross profit as a percentage of net sales declined to 41% for the year ended September 30, 2001 from 45% for the year ended September 30, 2000, principally due to $6.6 million of non-cash charges from Honeywell and Champion Aviation inventory purchase accounting adjustments.

 .    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $3.9 million, or 23%, to $20.7 million for the year ended September 30, 2001 from $16.8 million for the year ended September 30, 2000. Approximately $2.1 million of the increase was due to the Honeywell and Champion Aviation acquisitions and the remainder was due to additional new business initiatives. Selling and administrative expenses as a percentage of net sales decreased slightly from 11% for the year ended September 30, 2000 to 10% for the year ended September 30, 2001.

 .    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $1.2 million, or 60.9%, to $3.0 million for the year ended September 30, 2001 from $1.8 million for the year ended September 30, 2000. This increase is the result of amortization of the intangible assets recognized in connection with the Honeywell and Champion Aviation acquisitions.

 .    RESEARCH AND DEVELOPMENT. Research and development expense increased $.6 million, or 27.5%, to $2.9 million for the year ended September 30, 2001 compared to $2.3 million for the year ended September 30, 2000, principally due to the Champion Aviation acquisition and additional research and development activities to complement the Company's sales efforts. Research and development expense as a percentage of net sales decreased slightly from 2% for the year ended September 30, 2000 to 1% for the year ended September 30, 2001.

 .    OPERATING INCOME. Operating income increased $8.4 million, or 17.7%, from
     $47.3 million for the year ended September 30, 2000 to $55.7 million for the year ended September 30, 2001, due to the factors described previously.

 .    INTEREST EXPENSE. Interest expense increased by $3.3 million, or 11.8%, to
     $31.9 million for the year ended September 30, 2001 from $28.6 million for the year ended September 30, 2000. This was caused by an increase in the average level of outstanding borrowings in connection with the Honeywell and Champion Aviation acquisitions, partially offset by a decrease in interest rates.

 .    INCOME TAXES. Income tax expense as a percentage of income before income taxes was 39.5% for fiscal 2001 compared to 42.5% for fiscal 2000, primarily due to increased tax benefits generated by foreign sales and less non-deductible expenses.

 .    NET INCOME. The Company earned $14.4 million for the year ended September
     30, 2001 compared to $10.8 million for the year ended September 30, 2000 primarily as a result of the factors referred to above.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1999.

 .    NET SALES. Net sales increased by $19.6 million, or 15%, to $150.4 million for the year ended September 30, 2000 from $130.8 million for the year ended September 30, 1999, principally due to the acquisition of ZMP in April 1999 partially offset by declines in the net sales of AeroControlex and AdelWiggins due to an industry-wide spare parts inventory correction.

 .    GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $7.4 million, or 12.2%, to $68.3 million for the year ended September 30, 2000 from $60.9 million for the year ended September 30, 1999. This increase is attributable to higher sales discussed above. Gross profit as a percentage of net sales was 45% for the year ended September 30, 2000 and 47% for the year ended September 30, 1999. This change was the result of the acquisition of ZMP in April 1999, which has a slightly lower gross profit margin than the Company as a whole, as well as the decline in sales at AeroControlex and AdelWiggins discussed previously.

 .    SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $3.2 million, or 23.3%, to $16.8 million for the year ended September 30, 2000 from $13.6 million for the year ended September 30, 1999. This increase principally resulted from the acquisition of ZMP and additional new business initiatives. Selling and administrative expenses as a percentage of net sales increased slightly from 10% for the year ended September 30, 1999 to 11% for the year ended September 30, 2000.

 .    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.3 million, or 10.7%, to $1.8 million for the year ended September 30, 2000 from $2.1 million for the year ended September 30, 1999. This decrease is the result of certain intangibles becoming fully amortized.

 .    RESEARCH AND DEVELOPMENT. Research and development expense increased $.2 million, or 7.9%, to $2.3 million for the year ended September 30, 2000 compared to $2.1 million for the year ended September 30, 1999, principally due to the acquisition of ZMP in April 1999. Research and development expense as a percentage of net sales was 2% for each of the years ended September 30, 2000 and September 30, 1999.

 .    MERGER EXPENSES. Merger costs totaling $40 million were incurred during fiscal 1999 in connection with the Merger and Recapitalization (see Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report). The nature of the merger-related charges is detailed below:

                                                                 (In Thousands)

        Compensation expense on stock options                       $ 19,437
        Management bonuses                                             6,450
        Termination of financial advisory services agreement           5,850
        Professional fees and expenses                                 7,201
        Write-off of deferred financing costs                            552
        Other                                                            522
                                                                ------------
                                                                    $ 40,012
                                                                ============

 .    OPERATING INCOME. Operating income increased $44.3 million from $3 million for the year ended September 30, 1999 to $47.3 million for the year ended September 30, 2000. Operating income, excluding merger expenses, increased $4.3 million, or 9.9%. This increase is primarily attributable to the acquisition of ZMP.

 .    INTEREST EXPENSE. Interest expense increased by $5.9 million, or 25.7%, to
     $28.6 million for the year ended September 30, 2000 from $22.7 million for the year ended September 30, 1999. This increase results from the increase in the average level of outstanding borrowings in connection with the Recapitalization and acquisition of ZMP and an increase in interest rates.

 .    INCOME TAXES. Income tax expense (benefit) as a percentage of income (loss)
     before income taxes was 42.5% for fiscal 2000 and (14.1%) for fiscal 1999. The tax provision recorded in fiscal 2000 was significantly impacted by non-deductible goodwill amortization, particularly the amortization of the goodwill recognized in conjunction with the acquisition of ZMP. The tax benefit recorded for fiscal 1999 was significantly impacted by the non-deductible expenses incurred in connection with the Recapitalization.

 .    NET INCOME (LOSS). The Company earned $10.8 million for the year ended
     September 30, 2000 compared to a net loss of $16.9 million for the year ended September 30, 1999 primarily as a result of the factors referred to above.

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company's businesses during the years ended September 30, 2001 and September 30, 2000 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $22.7 million of cash from operating activities during the year ended September 30, 2001 compared to approximately $16.3 million during the year ended September 30, 2000.

Cash used in investing activities was approximately $173.5 million during the year ended September 30, 2001 compared to approximately $5.1 million used during the year ended September 30, 2000. The increase is mainly due to the Honeywell and Champion Aviation acquisitions.

Cash provided by financing activities during the year ended September 30, 2001 was approximately $157.7 million compared to approximately $9.6 million used in financing activities during the year ended September 30, 2000. This change in financing cash flows was due to the incurrence of substantial indebtedness as a result of the Champion Aviation acquisition.

The interest rate for the credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility, or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The overall interest rate and Applicable Margin are determined based on (1) in the case of Tranche A Facility and Revolving Credit Facility, (A) an interest rate determined by the Base Rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; or
(B) an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the credit facility, as amended; and (2) in the case of Tranche B Facility and Tranche C Facility, (A) an interest rate determined by the Base Rate, plus 2.50%; or (B) an interest rate determined by the Eurodollar Rate, plus 3.50%. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) in excess of a predetermined amount under the credit facility.

The subordinated notes bear interest at 10 3/8% and do not require principal payments prior to maturity on December 1, 2008. The Revolving Credit Facility and the Tranche A Facility will each mature on the six year anniversary of the initial borrowing date, the Tranche B Facility will mature on the seven and a half year anniversary of the initial borrowing date and the Tranche C Facility will mature on the eight and a half year anniversary of the initial borrowing date. The credit facility requires TransDigm to repay the outstanding indebtedness on a periodic basis through the various maturity dates. The credit facility and subordinated notes also contain restrictive covenants that will, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Company's primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $4.5 million and $4.4 million during fiscal 2001 and 2000, respectively.

The Company intends to pursue additional acquisitions that present opportunities to realize significant synergies, operating expense economies or overhead cost savings or to increase the Company's market position. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any material acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any future acquisition. The Company's acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on terms acceptable to the Company or at all. If the Company incurs additional debt to finance acquisitions, its total interest expense will increase.

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

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which is effective for all business combinations initiated after June 30, 2001, requires that the purchase method of accounting be used to account for such transactions. SFAS No. 141 also established two criteria that must be met for intangible assets (other than goodwill) to be recognized in accounting for a business combination, the contractual-legal criterion and the separability criterion. The issuance of SFAS No. 141 had no impact on the Company's consolidated financial statements as of and for the year ended September 30, 2001.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded as a result of past business combinations, will cease upon adoption of this statement, which must occur no later than the first quarter of the Company's year ending September 30, 2003. In addition, upon implementation of this statement, the carrying amounts of intangible assets recorded in connection with past business combinations that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill, must be reclassified to goodwill when SFAS No. 142 is implemented. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for the Company's fiscal year ending September 30, 2003. The Company has not determined the impact, if any, that this statement will have on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for the Company's fiscal year ending September 30, 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 30, 2001, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $260.6 million of borrowings outstanding under the credit facility at September 30, 2001 was 6.9%. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings outstanding under the credit facility on September 30, 2001 by approximately $7.3 million.

Also outstanding at September 30, 2001 was $125 million of indebtedness in the form of subordinated notes and $27.6 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10 3/8% and 12% per year, respectively. The fair value of the Company's Senior Subordinated Notes approximated $99.4 million at September 30, 2001 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party and are not publicly traded. The effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the borrowings on September 30, 2001 by $4.4 million and $0.9 million, respectively.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings' only liability consists of Holdings PIK Notes of $27.6 million at September 30, 2001 that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the year ended September 30, 2001 was $3.0 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning the directors and executive officers of Holdings and the Company:

Name                                      Age                    Position
Douglas W. Peacock                         62     Chairman of the Board of Directors
W. Nicholas Howley                         49     President, Chief Executive Officer and Director
Robert S. Henderson                        45     President, AdelWiggins Group
Raymond F. Laubenthal                      40     President, AeroControlex Group
John F. Leary                              54     President, Adams Rite Aerospace, Inc.
Albert J. Rodriguez                        41     President, Marathon Power Technologies Company
Gregory Rufus                              45     Vice President and Chief Financial Officer
Stephen Berger                             62     Director
Muzzafar Mirza                             43     Director
William Hopkins                            38     Director
Thomas R. Wall, IV                         43     Director
John W. Paxton                             65     Director

Mr. Peacock has been Chairman of the Board of Directors of TransDigm since its inception in September 1993 and Chairman of the Board of Directors of Holdings since the consummation of the Recapitalization. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm and Holdings. He is also a director of Microporous Products, L.P. Prior to joining TransDigm, Mr. Peacock spent six years with IMO Industries Inc. as Executive Vice President of IMO's Instruments and Aerocomponents Group from 1991-1993, Executive Vice President of Power Systems from 1989-1991, and managed IMO's turbomachinery business from 1987-1989. Prior to joining IMO, Mr. Peacock spent 15 years in various managerial positions at Westinghouse Electric Corp. Mr. Peacock received a B.S. degree in chemical engineering from Washington State University and a Ph.D. in physical chemistry from the University of Illinois.

Mr. Howley has been a Director and President of TransDigm and Holdings since the consummation of the Recapitalization. He has served as Chief Executive Officer of TransDigm and Holdings since December 2001. From the completion of the Recapitalization until December 2001, Mr. Howley served as President and Chief Operating Officer of TransDigm and Holdings. Mr. Howley served as Executive Vice President of TransDigm and President of the AeroControlex Group from TransDigm's inception in September 1993 to the date of the consummation of the Recapitalization. Prior to joining TransDigm, Mr. Howley served as General Manager of IMO Industries Inc. Aeroproducts Division, and Director of Finance for the 15 divisions of IMO's Turbomachinery, Aerospace, and Power Transmission groups. Mr. Howley received his B.S. in engineering from Drexel University and an MBA from the Harvard University Graduate School of Business.

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

Mr. Leary has been President of Adams Rite Aerospace, Inc. since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company. From 1991 to 1995, Mr. Leary was the Plant Manager of Emerson Electric, Chromalox Division. Mr. Leary received a B.S. degree in Mechanical Engineering from the New Jersey Institute of Technology.

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

Mr. Rufus became Vice President and Chief Financial Officer in August 2000. Prior to joining TransDigm, Mr. Rufus spent 19 years at Emerson Electric, including divisional vice president responsibilities at Ridge Tool, Liebert Corp., and Harris Calorific, all part of the Emerson organization. Prior to Emerson, Mr. Rufus spent four years with Ernst & Young. Mr. Rufus received his CPA certification in Ohio in 1980. Mr. Rufus received a B.A. degree in accounting from Baldwin-Wallace College and attended the Weatherhead School of Management at Case Western Reserve University.

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

Mr. Wall has served as a Director of Holdings and TransDigm since their inception in 1993. Mr. Wall joined Kelso & Company in 1983 and has served as a Managing Director of Kelso & Company since 1990. Mr. Wall presently serves as a member of the Board of Directors of AMF Bowling, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles, Inc., and 21st Century Newspapers, Inc.

Mr. Paxton has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Paxton is also currently chairman of Paxton Associates as well as a member of the Board of Directors of Dayton Superior. Mr. Paxton was Chairman of the Board of Directors, President and Chief Executive Officer of Telxon Corporation from March 1999 to December 2000 and a member of the Board of Directors of Paxar Corporation ("Paxar") and President of Paxar's Printing Solution Group from October 1997 to the calendar year end 1998. Mr. Paxton served as President and Chief Executive Officer of Monarch Marking Systems from October 1995 to October 1997. Prior to joining Monarch Marking Systems, Mr. Paxton joined Litton Industries ("Litton") as a Corporate Vice president in 1991 when Litton acquired Intermec Corporation where Paxton was Chairman, President and CEO. During his years at Litton, Mr. Paxton had responsibility for the Industrial Automation Group. He became Corporate Executive Vice President and Chief Operating Officer of the Industrial Automation Systems Group of Western Atlas, Inc. when Western Atlas, Inc. was spun off by Litton in March 1994. Mr. Paxton served as a member of the Board of Directors of AIM, National Association of Manufacturers and the World Economic Forum. Mr. Paxton is a guest lecturer at Ohio University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during fiscal 2001, 2000, and 1999 to the Chief Executive Officer of TransDigm and each of the four other most highly paid executive officers of TransDigm (collectively the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                   --------------
                                                                                                      Awards
                                                      Annual Compensation                          --------------
                                     ---------------------------------------------------------       Securities
                                                                                                     Underlying
             Name and                Fiscal                                      Other Annual         Options/          All Other
        Principal Position            Year          Salary          Bonus (1)  Compensation (2)         SARs          Compensation
Douglas W. Peacock,                   2001        $ 345,000      $  420,000                               -           $ 17,795/(3)/
  Chairman of the Board and           2000          330,000         200,000                               -             18,575
  Chief Executive Officer (8)         1999          323,750       2,857,500                         4,500 options       19,659

W. Nicholas Howley,                   2001          243,750         335,000                               -             12,641/(4)/
  President, Chief Operating          2000          225,000         135,000                               -             12,094
  Officer and Director (8)            1999          215,000       2,080,000                         4,500 options       10,896

Raymond F. Laubenthal                 2001          134,250          90,000                               -              9,020/(5)/
  President of                        2000          121,998          37,500                               -              8,660
  AeroControlex                       1999          113,000         181,450                          700 options         7,910

Robert S. Henderson,                  2001          160,250          87,500                               -             11,380/(6)/
  President of AdelWiggins            2000          155,000          45,000                               -             10,583
                                      1999          137,469         450,000                          700 options         9,744

Gregory Rufus,                        2001          137,250          92,500                               -              7,185/(7)/
  Vice President and                  2000           13,207          40,000                          575 options           279
  Chief Financial Officer             1999             -               -                                 -                  -

________

                                      -21

(1) Bonus for fiscal year 1999 includes a one-time bonus paid by TransDigm in connection with the Recapitalization.

(2) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives.

(3) Includes $10,200 in contributions by TransDigm, as projected to calendar year end 2001, to a plan established under Section 401(k) of the Internal Revenue Code (the "401(k) plan") and $7,595 of Company paid life insurance.

(4) Includes $10,200 in contributions by TransDigm, as projected to calendar year end 2001, to the 401(k) plan and $2,441 in Company-paid life insurance.

(5) Includes $8,460 in contributions by TransDigm, as projected to calendar year end 2001, to the 401(k) plan and $560 in Company-paid life insurance.

(6) Includes $10,505, in contributions by TransDigm, as projected to calendar year end 2001, to the 401(k) plan and $875 in Company-paid life insurance.

(7) Includes $6,440 in contributions by TransDigm, as projected to calendar year end 2001, to the 401(k) plan and $745 in Company-paid life insurance.

(8) Effective December 3, 2001, Mr. Howley was named to the position of President and Chief Executive Officer. Mr. Peacock will remain as Chairman of the Board.

                        AGGREGATED OPTION/SAR EXERCISES
           IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                Number of                       Value of
                                              Shares                        Shares Underlying                Unexercised In-
                                             Acquired                          Unexercised                     The Money
                                 Exercise       on            Value           Options/SAR at                 Options/SARs At
          Name                     Price      Exercise       Realized         Fiscal Year-End                 Fiscal Year-End
Douglas W. Peacock,               $  100          -              -        Exercisable        2,992     Exercisable    $   3,889,600
  Chairman of the Board and                                               Unexercisable          -     Unexercisable              -
  Chief Executive Officer (1)        335          -              -        Exercisable        3,097     Exercisable        3,298,305
                                                                          Unexercisable          -     Unexercisable              -
                                   1,040          -              -        Exercisable        2,025     Exercisable          729,000
                                                                          Unexercisable      2,475     Unexercisable        891,000

W. Nicholas Howley,                  100          -              -        Exercisable        3,890     Exercisable        5,057,000
  President, Chief Operating                                              Unexercisable          -     Unexercisable              -
  Officer and Director (1)           335          -              -        Exercisable        1,900     Exercisable        2,023,500
                                                                          Unexercisable          -     Unexercisable              -
                                   1,040          -              -        Exercisable        2,025     Exercisable          729,000
                                                                          Unexercisable      2,475     Unexercisable        891,000

Raymond F. Laubenthal                100          -              -        Exercisable           80     Exercisable          104,000
  President of AeroControlex                                              Unexercisable          -     Unexercisable              -
                                     200          -              -        Exercisable          400     Exercisable          480,000
                                                                          Unexercisable          -     Unexercisable              -
                                     335          -              -        Exercisable          300     Exercisable          319,500
                                                                          Unexercisable          -     Unexercisable              -
                                   1,040          -              -        Exercisable          315     Exercisable          113,400
                                                                          Unexercisable        385     Unexercisable        138,600

Robert S. Henderson,                 154          -              -        Exercisable          172     Exercisable          214,312
  President of AdelWiggins                                                Unexercisable          -     Unexercisable              -
                                     200          -              -        Exercisable          400     Exercisable          480,000
                                                                          Unexercisable          -     Unexercisable              -
                                     335          -              -        Exercisable          200     Exercisable          213,000
                                                                          Unexercisable          -     Unexercisable              -
                                   1,040          -              -        Exercisable          315     Exercisable          113,400
                                                                          Unexercisable        385     Unexercisable        138,600

Gregory Rufus,                     1,180          -              -        Exercisable          259     Exercisable           56,980
  Vice President and                                                      Unexercisable        316     Unexercisable         69,520
  Chief Financial Officer

(1) Effective December 3, 2001, Mr. Howley was named to the position of President and Chief Executive Officer. Mr. Peacock will remain as Chairman of the Board.

MANAGEMENT STOCKHOLDERS AGREEMENT

Together with the consummation of the Recapitalization, Holdings, Odyssey and the employee stockholders of Holdings, including the Named Executive Officers (the "Management Stockholders") entered into a Management Stockholders' Agreement (the "Management Stockholders' Agreement") which governs the shares of common stock of Holdings (the "Common Stock") and options to purchase Common Stock, in each case, retained by such persons after the Recapitalization and any new options and shares acquired thereafter, including pursuant to the exercise of options. See "Executive Compensation-Stock Option Plan."

The Management Stockholders' Agreement provides that, except for certain transfers to family members and family trusts, no Management Stockholder may transfer Common Stock until the fifth anniversary of the Recapitalization, and thereafter, any proposed transfer will be subject to Holdings' right of first refusal.

The Management Stockholders' Agreement also provides that upon termination of the employment of a Management Stockholder under certain circumstances, that Management Stockholder will have certain put rights and Holdings will have certain call rights regarding any Common Stock or any options to purchase Common Stock, in each case, owned by him at that time.

Pursuant to his employment agreement, Mr. Peacock has additional rights to require Holdings to repurchase a portion of his Common Stock under certain circumstances. See "Executive Compensation-Employment Agreements."

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

EMPLOYMENT AGREEMENTS

In connection with the Recapitalization, Holdings entered into an employment agreement with each of Messrs. Peacock and Howley. Pursuant to the agreement with Mr. Peacock, Mr. Peacock was required to continue to serve as Chairman of the Board and Chief Executive Officer of Holdings and TransDigm for a period of at least five years, provided that after three years, Mr. Peacock could elect to continue his service either as Chief Executive Officer or as non-executive Chairman of Holdings and TransDigm. Pursuant to the agreement with Mr. Howley, Mr. Howley was required to continue to serve as President and Chief Operating Officer of Holdings and TransDigm for a period of at least five years.

Each of these employment agreements provided that in the event the respective executive's employment terminated by reason of death, disability, termination without "cause" or resignation with "good reason" (all as defined in these employment agreements), Holdings would continue payment of base salary, bonus and other perquisites and benefits, in the case of Mr. Howley, for 15 months thereafter and, in the case of Mr. Peacock, for 18 months thereafter.

Pursuant to these employment agreements, Messrs. Peacock and Howley would receive annual base salaries no less than $330,000 and $225,000, respectively, in each case, subject to annual increases as determined by the Compensation Committee, and annual cash bonuses based on achievement of performance criteria established by the Board of Directors.

Additionally, Mr. Peacock's employment agreement provides that so long as he served as Chairman of the Board, Mr. Peacock could require Holdings to repurchase up to 80% of his Common Stock (including certain options to purchase Common Stock), provided that TransDigm had satisfied certain financial targets. Holdings expects Mr. Peacock's right to require the repurchase of these shares will become exercisable in fiscal 2002 so long as Mr. Peacock continues to serve as Chairman of the Board. Holdings will be permitted to honor this repurchase obligation to Mr. Peacock by issuing notes under certain circumstances. Mr. Peacock may also require repurchase of his Common Stock under certain circumstances as set forth in the Management Stockholders Agreement. See "Executive Compensation - Management Stockholders' Agreement".

Effective as of December 3, 2001, Mr. Peacock resigned from his position as Chief Executive Officer of Holdings and TransDigm, but continues to serve as Holdings' and TransDigm's Chairman of the Board. Mr. Howley has succeeded Mr. Peacock to the position of Chief Executive Officer of Holdings and TransDigm. In connection with these events, Holdings has agreed in principle to certain proposed amendments to the terms of its employment agreements with Messrs. Peacock and Howley.

Under proposed amendments to Mr. Peacock's employment agreement, Mr. Peacock will serve as Holdings' Chairman of the Board through December 3, 2006 or, if sooner, upon the occurrence of a "change in control" (as defined in his employment agreement), during which time he shall receive an annual base salary at a rate no less than $100,000. In the event Mr. Peacock's service terminates by reason of death, disability, termination without "cause" or resignation with "good reason" (all as defined in his employment agreement), Holdings will continue payment of base salary, bonus and other perquisites and benefits for 18 months thereafter. In the event Mr. Peacock's services are terminated for any reason (other than for "cause"), Holdings will provide medical coverage for Mr. Peacock and his spouse following such termination for their respective lives.

Under Mr. Howley's proposed employment agreement, Mr. Howley will serve as Holdings' and TransDigm's President and Chief Executive Officer for a period of at least five years, during which time he shall receive an annual base salary at a rate no less than $335,000. In the event Mr. Howley's employment terminates by reason of death, disability, termination without "cause" or resignation with "good reason" (all as defined in his employment agreement), Holdings will continue payment of base salary, bonus and other perquisites and benefits for 18 months thereafter.

STOCK OPTION PLAN

During fiscal 1999, Holdings adopted the 1998 Stock Option Plan (the "Option Plan"), pursuant to which stock options may be granted to Independent Directors (as defined in the Option Plan), employees and consultants of Holdings, TransDigm and any subsidiary of Holdings or TransDigm (the "Plan Participants"). In addition, the Option Plan governs those options retained pursuant to the Rollover Investment (the "Rollover Options"). A total of 18,990 shares of Common Stock of Holdings was reserved for issuance under the Option Plan and 1,570, 1,695 and 15,115 of the options were issued during fiscal 2001, 2000 and 1999, respectively. During 2001 and 2000, stock options pertaining to 320 and 1,995 shares of Common Stock were forfeited by employees due to terminations, respectively. These options may be reissued by Holdings to other Plan Participants in the future. The Chief Executive Officer has discretion to select the Plan Participants and to specify the terms of such options, including the number of shares, the exercise price and the terms of vesting and expiration of options, subject to approval by the Compensation Committee.

The Compensation Committee has discretion under the Option Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by Holdings. In addition, the Board of Directors has the right to amend, suspend or terminate the Option Plan, subject to stockholder approval for certain amendments.

The Rollover Options are fully vested and nonforfeitable. In connection with the Recapitalization, and subsequent thereto, Holdings has granted options to certain employees of TransDigm, including the Named Executive Officers, for the purchase of shares of Common Stock of Holdings (the "New Options"). Such New Options are intended to qualify as "incentive stock options" to the extent permitted under the Internal Revenue Code, and have an exercise price equal to the price per share paid by Odyssey in connection with the Recapitalization (with respect to the New Options issued in connection with the Recapitalization) or the per-share fair market value of Holdings' Common Stock at the time of grant (with respect to later grants of New Options). The New Options generally will expire 10 years after grant and may expire earlier in the event of a holder's earlier termination of employment.

Pursuant to the agreements governing the Named Executive Officers' New Options, as in effect prior to May 31, 2001, the New Options vested, or were to vest, as follows: twenty percent of each of Messrs. Peacock's and Howley's New Options were vested as of the date of grant and approximately 13% of Mr. Rufus' New Options became vested on February 28, 2001. Subject to each executive's continued employment with and, in the case of Mr. Peacock, continued service as non-executive Chairman of the Board of Holdings and TransDigm, the remaining percentages of each executive's New Options or, with respect to Messrs. Henderson and Laubenthal, the New Options in their entireties were to become exercisable upon the earlier of (1) Holdings' achievement of specified financial targets or (2) certain specified dates in the option agreements. Furthermore, in the event of a "change of control" (as defined in the option agreement) pursuant to which certain investor return targets are satisfied, a specified percentage of the New Options were to become exercisable based upon the terms of such transaction.

Effective May 31, 2001, the terms of the New Options of the Named Executive Officers were modified to provide for the vesting of an additional percentage of each executive's New Options so that, as of September 30, 2001, a total of 45% of their New Options were vested. Additionally, subject to each executive's continued employment with and, in the case of Mr. Peacock, continued service as non-executive Chairman of the Board of Holdings and TransDigm, the remaining 55% of their New Options will become exercisable upon (1) certain specified dates, or (2) a "change of control", if any, on or prior to September 30, 2003, pursuant to which certain investor return targets are satisfied.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 2001 of Holdings with respect to each beneficial owner of more than 5% of the outstanding Common Stock of
Holdings:

                                                                                      Common Stock
                                                                                  Beneficially Owned
                                                                          -----------------------------------
     Name and Address of Beneficial Owner                                   Shares                Percentage
     Odyssey Investment Partners, LP                                      100,240 (1)               83.7%
     280 Park Avenue
     West Tower, 38th Floor
     New York, NY  10017

     Kelso & Company                                                       18,422 (2)               15.4
     320 Park Avenue, 24 Floor
     New York, NY  10022

The following table sets forth the beneficial ownership as of September 30, 2001 of the Common Stock of Holdings by each director, the Chief Executive Officer, the Named Executive Officers and by all officers and directors as a group:

                                                                                        Common Stock
                                                                                     Beneficially Owned
                                                                         ----------------------------------------
Name of Beneficial Owner                                                     Shares                  Percentage
Directors
  Stephen Berger                                                          100,240 (1)                    83.7
  William Hopkins                                                         100,240 (1)                    83.7
  W. Nicholas Howley                                                        7,815 (3)                     6.1
  Muzzafar Mirza                                                          100,240 (1)                    83.7
  John W. Paxton                                                                -                         *
  Douglas W. Peacock                                                        8,925 (4)                     7.0
  Thomas R. Wall, IV                                                       18,422 (2)                    15.4

Non-Directors
  Robert S. Henderson                                                       1,087 (5)                     *
  Raymond F. Laubenthal                                                     1,095 (6)                     *
  Gregory Rufus                                                               259 (7)                     *
  All officers and directors as a group (12 members)                      138,876 (8)                    99.8

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

(3)      Includes options to purchase 7,815 shares exercisable within 60 days.

(4) Includes options to purchase 8,114 shares exercisable within 60 days and 811 shares and votes owned by TD Equity LLC, of which Mr. Peacock is the managing member. Mr. Peacock disclaims ownership of the 811 shares and votes owned by TD Equity LLC.

(5)      Includes options to purchase 1,087 shares exercisable within 60 days.

(6)      Includes options to purchase 1,095 shares exercisable within 60 days.

(7)      Includes options to purchase 259 shares exercisable within 60 days.

(8) As described in footnotes (1), (2), and (4), Messrs. Berger, Hopkins and Mirza may each be deemed to share investment and voting power with respect to 100,240 shares deemed to be beneficially owned by the General Partner of Odyssey, Mr. Wall may be deemed to share investment and voting power with respect to 18,422 shares owned by Kelso and Mr. Peacock may be deemed to share investment and voting power with respect to 811 shares owned by TD Equity LLC. Each of Messrs. Berger, Hopkins, Mirza, Wall and Peacock disclaims ownership of such shares. Excluding such shares, all officers and directors as a group beneficially own 19,403 shares, or 13.9%, which are purchasable within 60 days upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX ALLOCATION AGREEMENT

TransDigm and Holdings are parties to a Tax Allocation Agreement. Under the terms of the Tax Allocation Agreement, TransDigm is obligated to make payments to Holdings equal to the amount of income taxes that TransDigm and subsidiaries would have owed for federal and state income taxes if TransDigm and subsidiaries were, for tax purposes, a separate consolidated group.

ONE-TIME MANAGEMENT BONUSES

Following the consummation of the Recapitalization, TransDigm paid certain members of senior management an aggregate of $5.9 million as a one-time bonus in connection with the Recapitalization. See "Executive Compensation."

TERMINATION OF FINANCIAL ADVISORY SERVICES AGREEMENT

During fiscal 1999, TransDigm paid $6.0 million to Kelso & Company, an affiliate of Kelso, in consideration for the termination of a Financial Advisory Services Agreement. This payment was made upon consummation of the Recapitalization.

Kelso may be deemed, collectively, to beneficially own 15.4% of the Common Stock of Holdings on a fully diluted basis. In addition, Mr. Wall, a director of Holdings and TransDigm, is a general partner of each of the Kelso entities.

STOCKHOLDERS' AGREEMENTS

Pursuant to the Merger Agreement, Holdings, Odyssey and KIA IV-TD and KEP II entered into a stockholders agreement (the "Stockholders Agreement") concurrently with consummation of the Recapitalization. The Stockholders Agreement provides for customary transfer restrictions, tag-along and drag-along rights, registration rights and an agreement among the parties to vote their shares of Common Stock, including the agreement of Odyssey to designate a representative of Kelso to the Board of Directors of Holdings. See also "Executive Compensation - Management Stockholders' Agreement" and "Executive Compensation - Employment Agreements" for a description of certain agreements that have been entered into with certain members of management in connection with the Recapitalization.

ODYSSEY FINANCIAL SERVICES

As part of the Recapitalization, TransDigm paid Odyssey a fee of approximately $3.5 million. Odyssey is the majority stockholder of Holdings. In addition, Messrs. Berger, Hopkins and Mirza, each a director of Holdings and TransDigm, are managing members of the General Partner of Odyssey.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  FINANCIAL STATEMENTS

The following consolidated financial statements of Holdings are included in a separate section of this Report following the signature pages:

Independent Auditors' Report

Consolidated Balance Sheets - September 30, 2001 and 2000

Consolidated Statements of Operations - Years Ended September 30, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) - Years Ended September 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years Ended September 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in a separate section of this Report following the signature pages - Valuation and Qualifying Accounts - Years Ended September 30, 2001, 2000 and 1999.

(a) (3)  EXHIBITS

EXHIBIT                          DESCRIPTION OF EXHIBIT
  NO.

*2.1 Agreement and Plan of Merger, dated August 3, 1998, between Phase II Acquisition Corp. and TransDigm Holding Company.
*2.2 Amendment One, dated November 9, 1998, to the Agreement and Plan of Merger between Phase II Acquisition Corp. and TransDigm Holding Company.
*2.3 Agreement and Plan of Reorganization, dated as of March 31, 1999, by and among TransDigm Inc., ARA Acquisition Corporation, ZMP, Inc. and TCW Special Placements Fund II.
 2.4 Asset Purchase Agreement, dated as of April 29, 2001, by and between Aviation Acquisition Corporation and Federal-Mogul Ignition Company. (Incorporated herein by reference to Exhibit 2.1 to TransDigm Holdings Form 10-Q for the period ended March 31, 2001). (File No. 1631079).
 3.1 Restated Certificate of Incorporation, filed on May 31, 2001, of TransDigm Holding Company. (Incorporated herein by reference to Exhibit
         3.1 to TransDigm Holdings Form 8-K dated May 31, 2001). (File No. 1658668).
 3.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 16% Cumulative Redeemable Preferred Stock of TransDigm Holding Company. (Incorporated herein by reference to Exhibit 4.1 to TransDigm Holdings Form 8-K dated May 31, 2001). (File No. 1658668).
*3.3 Certificate of Ownership and Merger, filed on December 3, 1998, merging Phase II Acquisition Corp. with and into TransDigm Holding Company.
*3.4 Certificate of Incorporation, filed on July 2, 1993, of NovaDigm Acquisition, Inc. (TransDigm Inc.).
*3.5 Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (TransDigm Inc.).
*3.6 Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.
*3.7 Certificate of Incorporation, filed on March 28, 1994, of MPT Acquisition Corp. (Marathon Power Technologies Company).

 EXHIBIT                          DESCRIPTION OF EXHIBIT
   NO.

  *3.8 Certificate of Amendment, filed on May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (Marathon Power Technologies Company).
  *3.9 Certificate of Amendment, filed on May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (Marathon Power Technologies Company).
  *3.10 Amended and Restated Articles of Incorporation, filed on April 23, 1999, of ZMP, Inc.
  *3.11 Certificate of Ownership and Merger, filed on April 23, 1999, merging ARA Acquisition Corporation with and into ZMP, Inc.
  *3.12 Articles of Incorporation, filed on July 30, 1986, of ARP Acquisition Corporation (Adams Rite Aerospace, Inc.).
  *3.13 Certificate of Amendment, filed on September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (Adams Rite Aerospace, Inc.).
  *3.14 Certificate of Amendment, filed on January 27, 1992, of the Articles of Incorporation of Adams Rite Aerospace Products, Inc. (Adams Rite Aerospace, Inc.).
  *3.15 Certificate of Amendment, filed on December 31, 1992, of the Articles of Incorporation of Adams Rite Aerospace Products, Inc. (Adams Rite Aerospace, Inc.).
  *3.16 Certificate of Amendment, filed on August 11, 1997, of the Articles of Incorporation of Adams Rite Aerospace Sabre International, Inc. (Adams Rite Aerospace, Inc.).
  *3.17    Bylaws of TransDigm Holding Company.
  *3.18    Bylaws of NovaDigm Acquisition, Inc. (TransDigm Inc.).
  *3.19    Bylaws of MPT Acquisition Corp. (Marathon Power Technologies
           Company).
  *3.20    Amended and Restated Bylaws of ZMP, Inc.
  *3.21    Amended and Restated Bylaws of Adams Rite Aerospace, Inc.
  *4.1 Indenture, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and State Street Bank and Trust Company, as trustee, relating to $125,000,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2008 and the registered 10 3/8% Senior Subordinated Notes due 2008.
  *4.2 Supplemental Indenture, dated April 23, 1999, among ZMP, Inc. and Adams Rite Aerospace, Inc. and State Street Bank and Trust Company, as trustee.
  *4.3 Specimen Certificate of 10 3/8% Senior Subordinated Notes due 2008 (the "Old Notes") (included in Exhibit 4.1 hereto).
  *4.4 Specimen Certificate of the registered 10 3/8% Senior Subordinated Notes due 2008 (the "New Notes") (included in Exhibit 4.1 hereto).
  *4.5 Registration Rights Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation.
  *4.6 Indenture, dated December 3, 1998, between TransDigm Holding Company and State Street Bank and Trust Company, as trustee, relating to $20,000,000 aggregate principal amount of 12% Pay-in-Kind Senior Notes due 2009.
  *4.7 Specimen Certificate of 12% Pay-in-Kind Senior Notes due 2009 (included in Exhibit 4.6 hereto).
  *4.8 Registration Rights Agreement, dated December 3, 1998, among TransDigm Holding Company and Kelso Investment Associates IV, L.P. and Kelso Equity Partners II, L.P.
   4.9 Amended and Restated Credit Agreement, dated as of December 3, 1998 and amended and restated as of May 31, 2001, by and among TransDigm Holding Company, TransDigm Inc., various lending institutions party thereto, Credit Suisse First Boston, as Syndication Agent and Bankers Trust Company, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.2 to TransDigm Holdings form 8-K dated May 31
           2001). (File No. 1658668).
   4.10 Investment Agreement, dated as of May 31, 2001, by and between TransDigm Holding Company and First Union Investors, Inc. (Incorporated herein by reference to Exhibit 4.3 to TransDigm Holdings Form 8-K dated May 31, 2001). (File No. 1658668).

EXHIBIT                           DESCRIPTION OF EXHIBIT
  NO.

  *5.1     Opinion of Latham & Watkins regarding the validity of the New Notes.
 *10.1 Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, TD-Equity LLC, KIA IV-TD, LLC and Kelso Equity Partners II, L.P.
 *10.2 Stockholders' Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund and certain employee stockholders of TransDigm Holding Company.
 *10.3 Tax Allocation Agreement, dated December 3, 1998, between TransDigm Holding Company and TransDigm Inc.
**10.4 Employment Agreement dated May 19, 1999, between TransDigm Holding Company and Douglas W. Peacock.
**10.5 Employment Agreement dated May 19, 1999, between TransDigm Holding Company and W. Nicholas Howley.
 *10.6     TransDigm Inc. Senior Executive Benefits Plan.
 *10.7 Summary of Annual Incentive Compensation Plan for Key Management Employees of TransDigm Inc.
  12.1     Statement of Computation of Ratio of Earnings to Fixed Charges.
  12.2 Statement of Computation of Ratio of EBITDA, As Defined, to Interest Expense.
  12.3 Statement of Computation of Ratio of EBITDA, As Defined, to Interest Expense, As Defined.
  12.4     Statement of Computation of Ratio of Total Debt to EBITDA, As
           Defined.
  21.1     Subsidiaries of TransDigm Holding Company.
  24.1     Power of Attorney - TransDigm Holding Company
  24.2     Power of Attorney - TransDigm Inc.
  24.3     Power of Attorney - Marathon Power Technologies Company
  24.4     Power of Attorney - ZMP, Inc.
  24.5     Power of Attorney - Adams Rite Aerospace, Inc.
  24.6     Power of Attorney - Champion Aerospace, Inc.
 *25.1 Statement of Eligibility and Qualification (form T-1) under the Trust Indenture Act of 1939 of State Street Bank and Trust Company.
 *99.1 Form of Letter of Transmittal and related documents to be used in conjunction with the exchange offer.

____________

* (Incorporated by reference to same titled exhibit to the Co-Registrants' Registration Statement on Form S-4 dated January 29, 1999 File No. 333-71397, as amended.)
** (Incorporated by reference to same titled exhibit to the Co-Registrants' Form 10-K dated December 23, 1999 File No. 333-71397.)

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K/A on July 23, 2001, in connection with the acquisition of Champion Aviation, amending its previously filed Form 8-K.

(c)      EXHIBITS

         The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statement schedule is included in a separate section of this Report following the signature page - Valuation and Qualifying Accounts - Years Ended September 30, 2001, 2000 and 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 28, 2001.


TRANSDIGM HOLDING COMPANY

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer



TRANSDIGM INC.

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer



MARATHON POWER TECHNOLOGIES COMPANY

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer



ZMP, INC.

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer



ADAMS RITE AEROSPACE, INC.

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer



CHAMPION AEROSPACE, INC.

By:                  /s/ Gregory Rufus
    ------------------------------------------------------
                         Gregory Rufus
                    Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                       Title                                  Date
*                                                    Chairman of the Board                    December 28, 2001
------------------------------------
         Douglas W. Peacock

*                                            President and Chief Executive Officer            December 28, 2001
------------------------------------
         W. Nicholas Howley                (Principal Executive Officer) and Director

         /s/ Gregory Rufus                Chief Financial Officer (Principal Financial        December 28, 2001
------------------------------------
           Gregory Rufus                            and Accounting Officer)

*                                                           Director                          December 28, 2001
------------------------------------
           Stephen Berger

*                                                           Director                          December 28, 2001
------------------------------------
          William Hopkins

*                                                           Director                          December 28, 2001
------------------------------------
           Muzzafar Mirza

*                                                           Director                          December 28, 2001
------------------------------------
           John W. Paxton

*                                                           Director                          December 28, 2001
------------------------------------
         Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                       Title                                  Date
*                                                    Chairman of the Board                    December 28, 2001
------------------------------------
         Douglas W. Peacock

*                                            President and Chief Executive Officer            December 28, 2001
------------------------------------
         W. Nicholas Howley                (Principal Executive Officer) and Director

         /s/ Gregory Rufus                Chief Financial Officer (Principal Financial        December 28, 2001
------------------------------------
           Gregory Rufus                            and Accounting Officer)

*                                                           Director                          December 28, 2001
------------------------------------
           Stephen Berger

*                                                           Director                          December 28, 2001
------------------------------------
          William Hopkins

*                                                           Director                          December 28, 2001
------------------------------------
           Muzzafar Mirza

*                                                           Director                          December 28, 2001
------------------------------------
           John W. Paxton

*                                                           Director                          December 28, 2001
------------------------------------
         Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                       Title                                  Date
*                                          Chairman of the Board and Chief Executive          December 28, 2001
------------------------------------
         Douglas W. Peacock                  Officer (Principal Executive Officer)

*                                           President (Principal Operating Officer)           December 28, 2001
------------------------------------
        Albert J. Rodriguez

         /s/ Gregory Rufus                Chief Financial Officer (Principal Financial        December 28, 2001
------------------------------------
           Gregory Rufus                            and Accounting Officer)

*                                                           Director                          December 28, 2001
------------------------------------
         W. Nicholas Howley

ZMP, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                        Title                                 Date
*                                              Chairman of the Board and Executive            December 28, 2001
------------------------------------
         Douglas W. Peacock                Vice President (Principal Executive Officer)

*                                            President (Principal Operating Officer)          December 28, 2001
------------------------------------
           John F. Leary

         /s/ Gregory Rufus                    Treasurer and Chief Financial Officer           December 28, 2001
------------------------------------
           Gregory Rufus                   (Principal Financial and Accounting Officer)

*                                                    Executive Vice President                 December 28, 2001
------------------------------------
         W. Nicholas Howley                                and Director

ADAMS RITE AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                         Title                                Date
*                                               Chairman of the Board and Executive           December 28, 2001
------------------------------------
         Douglas W. Peacock                 Vice President (Principal Executive Officer)

*                                             President (Principal Operating Officer)         December 28, 2001
------------------------------------
           John F. Leary

         /s/ Gregory Rufus                     Treasurer and Chief Financial Officer          December 28, 2001
------------------------------------
           Gregory Rufus                    (Principal Financial and Accounting Officer)

*                                                     Executive Vice President                December 28, 2001
------------------------------------
         W. Nicholas Howley                                 and Director

CHAMPION AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

             Signature                                       Title                                  Date
*                                                    Chairman of the Board                    December 28, 2001
------------------------------------
         Douglas W. Peacock

*                                           President (Principal Executive Officer)           December 28, 2001
------------------------------------
         W. Nicholas Howley                               and Director


         /s/ Gregory Rufus                   Treasurer and Chief Financial Officer            December 28, 2001
------------------------------------
           Gregory Rufus                  (Principal Financial and Accounting Officer)
                                                          and Director

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrants and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                  TRANSDIGM HOLDING COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K:
                     FISCAL YEAR ENDED SEPTEMBER 30, 2001

                           ITEM 8 AND ITEM 14(a) (1)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                                         Page
FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                                           F-1

   Consolidated Balance Sheets at September 30, 2001 and 2000                                             F-2

   Consolidated Statements of Operations for the Years Ended
     September 30, 2001, 2000 and 1999                                                                    F-3

   Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the
     Years Ended September 30, 2001, 2000 and 1999                                                        F-4

   Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001, 2000 and 1999                                                                  F-5-F-6

   Notes to Consolidated Financial Statements                                                           F-7-F-20

SUPPLEMENTARY DATA:

   Independent Auditors' Report                                                                           F-21

   Valuation and Qualifying Accounts for the Years Ended
     September 30, 2001, 2000 and 1999                                                                    F-22

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the accompanying consolidated balance sheets of TransDigm Holding Company and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransDigm Holding Company and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cleveland, Ohio
December 1, 2001

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND 2000
(In Thousands of Dollars)
--------------------------------------------------------------------------------

ASSETS                                                               2001            2000
CURRENT ASSETS:
  Cash and cash equivalents                                       $   11,221      $   4,309
  Accounts receivable - net (Note 4)                                  40,215         26,796
  Inventories (Note 5)                                                47,872         32,889
  Income taxes refundable                                                             1,796
  Deferred income taxes (Note 12)                                      9,749          5,197
  Prepaid expenses and other                                             447            535
                                                                  ----------      ---------
        Total current assets                                         109,504         71,522


PROPERTY, PLANT AND EQUIPMENT - Net (Note 6)                          42,095         25,029

INTANGIBLE ASSETS - Net (Note 7)                                     203,858         56,957

DEBT ISSUE COSTS - Net                                                12,494          9,400

DEFERRED INCOME TAXES AND OTHER (Note 12)                              4,947          5,925
                                                                  ----------      ---------

TOTAL ASSETS                                                      $  372,898      $ 168,833
                                                                  ==========      =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             2001            2000

CURRENT LIABILITIES:
  Current portion of long-term liabilities (Notes 9 and 11)       $   15,822      $  10,953
  Accounts payable                                                     9,181          5,672
  Accrued liabilities (Note 8)                                        28,829         15,460
                                                                  ----------      ---------
        Total current liabilities                                     53,832         32,085

LONG-TERM DEBT - Less current portion (Note 9)                       399,587        250,648

OTHER NON-CURRENT LIABILITIES (Note 11)                                8,033          3,138
                                                                  ----------      ---------
        Total liabilities                                            461,452        285,871
                                                                  ----------      ---------

CUMULATIVE REDEEMABLE PREFERRED
  STOCK (Note 13)                                                     13,222
                                                                  ----------      ---------

REDEEMABLE COMMON STOCK (Note 13)                                      1,612          1,371
                                                                  ----------      ---------
STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value (Note 13)                             102,080        102,156
  Warrants (Note 13)                                                   1,934
  Retained deficit                                                  (206,901)      (220,115)
  Accumulated other comprehensive loss                                  (501)          (450)
                                                                  ----------      ---------
        Total stockholders' deficiency                              (103,388)      (118,409)
                                                                  ----------      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                                        $  372,898      $ 168,833
                                                                  ==========      =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                       Years Ended September 30,
                                                ----------------------------------------
                                                  2001             2000           1999
NET SALES (Note 4)                              $200,773         $150,457       $130,818

COST OF SALES (Including charge of $6,639,
  $185, and $1,143 in 2001, 2000, and
  1999, respectively, due to inventory
  purchase accounting adjustments) (Note 2)      118,525           82,193         69,951
                                                --------         --------       --------

GROSS PROFIT                                      82,248           68,264         60,867
                                                --------         --------       --------

OPERATING EXPENSES:
  Selling and administrative                      20,669           16,799         13,620
  Amortization of intangibles                      2,966            1,843          2,063
  Research and development                         2,943            2,308          2,139
  Merger expenses (Note 1)                                                        40,012
                                                --------         --------       --------

           Total operating expenses               26,578           20,950         57,834
                                                --------         --------       --------

INCOME FROM OPERATIONS                            55,670           47,314          3,033

INTEREST EXPENSE - NET                            31,926           28,563         22,722
                                                --------         --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                 23,744           18,751        (19,689)

INCOME TAX PROVISION (BENEFIT) (Note 12)           9,386            7,972         (2,772)
                                                --------         --------       --------

NET INCOME (LOSS)                               $ 14,358         $ 10,779       $(16,917)
                                                ========         ========       ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
(In Thousands of Dollars)
--------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                    Retained            Other
                                                      Common                        Earnings        Comprehensive
                                                      Stock          Warrants       (Deficit)       Income (Loss)        Total
BALANCE, OCTOBER 1, 1998                           $   24,281                      $   12,900          $ (754)         $   36,427
                                                                                                                       ----------
Comprehensive Loss:
  Net loss                                                                            (16,917)                            (16,917)
  Other comprehensive income                                                                              272                 272
                                                                                                                       ----------
           Comprehensive loss                                                                                             (16,645)

Issuance of common stock                              100,652                                                             100,652

Payment of consideration in
  recapitalization                                    (22,808)                       (224,356)                           (247,164)

Purchase of common stock                                  (28)                                                                (28)

Adjustment of redeemable common stock                                                    (864)                               (864)
                                                   ----------                      ----------          ------          ----------
BALANCE, SEPTEMBER 30, 1999                           102,097                        (229,237)           (482)           (127,622)
                                                                                                                       ----------
Comprehensive Income:
  Net income                                                                           10,779                              10,779
  Other comprehensive income                                                                               32                  32
                                                                                                                       ----------
           Comprehensive income                                                                                            10,811

Exercise of stock options                                 274                                                                 274

Income tax benefit from stock options                     460                                                                 460

Adjustment of redeemable common stock                    (675)                         (1,657)                             (2,332)
                                                   ----------                      ----------          ------          ----------
BALANCE, SEPTEMBER 30, 2000                           102,156                        (220,115)           (450)           (118,409)
                                                                                                                       ----------

Comprehensive Income:
  Net income                                                                           14,358                              14,358
  Other comprehensive loss                                                                                (51)                (51)
                                                                                                                       ----------
           Comprehensive income                                                                                            14,307

Issuance of warrants for purchase of
  common stock                                                        $ 1,934                                               1,934

Purchase of common stock                                 (125)                                                               (125)

Income tax benefit from stock options                      49                                                                  49

Adjustment of redeemable common stock                                                    (256)                               (256)

Cumulative redeemable preferred stock:
  Dividends accrued                                                                      (800)                               (800)
  Accretion for original issuance discount                                                (88)                                (88)
                                                   ----------        --------      ----------          ------          ----------
BALANCE, SEPTEMBER 30, 2001                        $  102,080        $  1,934      $ (206,901)         $ (501)         $ (103,388)
                                                   ==========        ========      ==========          ======          ==========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended September 30,
                                                                               ---------------------------------------
                                                                                 2001           2000           1999
OPERATING ACTIVITIES:
  Net income (loss)                                                           $  14,358       $ 10,779        $(16,917)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                                  5,680          4,669           4,311
    Amortization of intangibles                                                   2,966          1,843           2,063
    Amortization of debt issue costs                                              1,946          1,705           2,165
    Interest deferral on Holdings PIK Notes                                       2,958          2,639           2,000
    Deferred income taxes                                                           147          1,684          (1,078)
    Changes in assets and liabilities, net of effects from
      acquisition of businesses (Note 2):
      Accounts receivable                                                       (13,331)        (3,970)         (5,234)
      Inventories                                                                 4,530         (2,337)           (842)
      Refundable income taxes                                                     1,796          1,323
      Prepaid expenses and other assets                                             382           (679)         (2,500)
      Accounts payable                                                             (947)           191            (744)
      Accrued and other liabilities                                               2,276         (1,542)            557
                                                                              ---------       --------        --------
    Net cash provided by (used in) operating activities                          22,761         16,305         (16,219)
                                                                              ---------       --------        --------

INVESTING ACTIVITIES:
  Capital expenditures                                                           (4,486)        (4,368)         (3,043)
  Acquisition of Champion Aviation (Note 2)                                    (162,318)
  Acquisition of Honeywell product line (Note 2)                                 (6,784)
  Acquisition of ZMP, Inc. (Note 2)                                                              1,648         (41,556)
  Acquisition of Christie Electric Corp. (Note 2)                                               (2,400)
                                                                              ---------       --------        --------
    Net cash used in investing activities                                      (173,588)        (5,120)        (44,599)
                                                                              ---------       --------        --------

                                                                     (Continued)

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended September 30,
                                                                                   ----------------------------------------
                                                                                     2001          2000              1999
FINANCING ACTIVITIES:
  Borrowings under credit facility, net of fees of $5,040 in 2001
    and $5,361 in 1999                                                              157,560                         118,639
  Proceeds from subordinated notes, net of fees of $6,868                                                           118,132
  Proceeds from exercise of stock options and issuance
    of common stock, including redeemable common stock                                                 295          100,998
  Proceeds from Holdings PIK Notes and common stock,
    net of fees of $341                                                                                              19,659
  Proceeds from issuance of cumulative redeemable preferred
    stock and warrants, net of fees of $733 (Note 2)                                 14,267
  Payment of consideration in recapitalization -
    common stock and warrants                                                                                      (263,896)
  Repayment of amounts borrowed under credit facility                               (13,949)        (7,595)         (49,443)
  Purchase of common stock, including redeemable common stock                          (139)        (2,305)             (28)
                                                                                   --------        -------        ---------

    Net cash provided by (used in) financing activities                             157,739         (9,605)          44,061
                                                                                   --------        -------        ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                6,912          1,580          (16,757)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          4,309          2,729           19,486
                                                                                   --------        -------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $ 11,221        $ 4,309        $   2,729
                                                                                   ========        =======        =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the year for interest                                           $ 26,078        $23,955        $  14,955
                                                                                   ========        =======        =========

  Cash paid during the year for income taxes                                       $  6,200        $ 5,004        $   1,195
                                                                                   ========       ========        =========

See notes to consolidated financial statements.                      (Concluded)

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE BUSINESS AND MERGER

     DESCRIPTION OF THE BUSINESS - TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a premier supplier of engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggens Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. ("Champion"), Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP"), and Adams Rite Aerospace, Inc. ("Adams Rite") (collectively, the "Company") offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical controls, and batteries and chargers. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

     MERGER - On December 3, 1998, Phase II Acquisition Corp. ("Acquiror"), an entity formed by affiliates of Odyssey Investment Partners, LP ("Odyssey"), and Holdings consummated a definitive agreement and plan of merger (the "Merger Agreement" or the "Merger"). Pursuant to the terms of the Merger, Acquiror was merged with and into Holdings, with Holdings being the surviving corporation in the Merger (the "Surviving Corporation"). In the Merger, owners of Holdings' outstanding common stock received, in exchange for each outstanding share of common stock (except for shares held directly or indirectly by Holdings or the Rolled Shares, as defined below), the "Per Share Merger Consideration," as defined in the Merger Agreement. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options and warrants, was approximately $299.7 million.

     In connection with the Merger, Kelso Investment Associates IV, LP and Kelso Equity Partners II, LP (collectively, "Kelso") retained approximately 15.4% of the Surviving Corporation's outstanding common stock (the "Rolled Shares"). In addition, certain members of management of Holdings agreed, in connection with and as a condition to entering into the Merger Agreement, to roll over stock options with an estimated gross and net value of approximately $17.2 million and $13.7 million, respectively. The Merger was treated as a recapitalization (the "Recapitalization") for financial reporting purposes, which had no impact on the historical basis of Holdings' consolidated assets and liabilities.

     Simultaneously with the Merger, Holdings and TransDigm refinanced all of their existing debt. The Merger, the refinancing and payment of fees and expenses were funded by (i) existing cash balances, (ii) investments by Odyssey of $100.2 million, (iii) funds from a new $120 million Senior Credit Facility, (iv) funds from $125 million Senior Subordinated Notes, and (v) Holdings PIK Notes of $20 million issued to certain stockholders. The Senior Credit Facility has been subsequently increased to $293 million in connection with the Champion Aviation Products acquisition (see Note 2).

     In connection with the Merger, the Company incurred a one-time charge of approximately $40 million during fiscal 1999 consisting primarily of compensation costs recognized as a result of the cancellation of certain stock options, the costs of terminating a financial advisory services agreement, the write-off of deferred financing costs and professional advisory fees.

     Separate financial statements of TransDigm are not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm.

2.   ACQUISITIONS

     CHAMPION AVIATION - Through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products ("Champion Aviation") business on May 31, 2001 (the "Acquisition"), from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aviation is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

     The purchase price consideration of $160.1 million in cash and $2.2 million of costs associated with the Acquisition was funded through: (1) $147.6 million of new borrowings under the Company's existing Senior Credit Facility, (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings' 16 percent Cumulative Redeemable Preferred Stock (see Note 13) and warrants to purchase 1,381.87 shares of Holdings' common stock (see Note 13), and (3) the use of $.4 million of the Company's existing cash balances. TransDigm also borrowed an additional $15 million under the Senior Credit Facility to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations.

     Approximately $2.6 million of the additional borrowings were obtained under the Company's revolving credit line, $45 million was added to the Company's existing Tranche B Facility, and $115 million was borrowed in the form of a new Tranche C Facility maturing in May 2007 under the Senior Credit Facility.

     The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its fiscal 2001 consolidated financial statements from the effective date of the Acquisition. The purchase price was allocated based on a preliminary determination, which is subject to adjustment, of estimated fair values at the date of the Acquisition and resulted in goodwill of approximately $134 million being recorded on the Company's consolidated balance sheet. This goodwill is being amortized on a straight-line basis over forty years.

     The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the years ended September 30 (in thousands):

                                                2001            2000

          Net sales                          $ 247,803       $ 219,073

          Operating income                      65,192          60,879

          Net income                            14,731          10,380


     This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the years presented and is not intended to be a projection of future results.

     HONEYWELL PRODUCT LINE - During December 2000, the Company entered into agreements with Honeywell International, Inc. ("Honeywell") to purchase certain inventory of Honeywell's lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain related assets. The cost of the option was not significant.

     During January 2001, the Company exercised the option and, on March 26, 2001, the Company executed the license agreement, acquired the related assets (including additional inventory of approximately $1.4 million), and entered into a five year supply agreement with Honeywell in return for a cash payment of $6.6 million at closing and a commitment to make future, specified (see Note 11) and variable royalty payments under the license agreement.

     The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired product line (which were not material through September 30, 2001) in its fiscal 2001 consolidated financial statements from the effective date of the acquisition. The closing of the option transaction was recorded in March 2001 based on a preliminary determination, which is subject to adjustment, of the estimated fair values of the assets and liabilities acquired as a result of the transaction. Intangible assets of $15.7 million, consisting of the license agreement and goodwill that were recorded as a result of the acquisition are being amortized on a straight-line basis over twenty years.

     The purchase price of the inventory acquired from Honeywell in both December 2000 and March 2001 is subject to adjustment based upon a final determination of the value acquired, as defined.

     Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the years ended September 30, 2001 and 2000, are not significant and, accordingly, are not provided.

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

     The Company accounted for the acquisition as a purchase and included the results of operations of the acquired companies in the accompanying fiscal 1999 consolidated financial statements from the effective date of the acquisition. The purchase price (including related expenses) was allocated based on a determination of estimated fair values at the date of the acquisition and resulted in goodwill of approximately $24 million being recorded on the Company's consolidated balance sheet. This goodwill is being amortized on a straight-line basis over forty years.

     The following table summarizes the unaudited, consolidated pro-forma results of operations, as if the acquisition had occurred at the beginning of the year ended September 30, 1999 (in thousands):

       Net sales                                                $ 151,624

       Income from operations                                       1,913

       Net loss                                                   (18,646)

     The consolidated pro-forma operating loss for the year ended September 30, 1999 includes the following charges recognized by Adams Rite prior to the acquisition: (1) $1.4 million ($.84 million after tax) for compensation expense recognized in connection with a common stock warrant granted to its former chief executive officer and (2) $.8 million ($.8 million after tax) for costs directly related to the acquisition.

     This pro-forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the year presented and is not intended to be a projection of future results.

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

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the assets.

     DEBT ISSUE COSTS AND DISCOUNTS - The cost of obtaining financing as well as debt discounts are amortized using the interest method over the terms of the respective debt issues.

     INTANGIBLE ASSETS - Intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 5 to 40 years. The Company assesses the recoverability of intangibles by determining whether the amortization over the remaining life can be recovered through projected, undiscounted, cash flows from future operations.

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

     COMPREHENSIVE INCOME (LOSS) - The Company's accumulated other comprehensive income (loss), consisting principally of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statements of changes in stockholders' equity (deficiency), net of taxes of ($404,000), ($317,000), and ($390,000) at September 30, 2001,
     2001, and 1999, respectively.

     SEGMENT REPORTING - The Company's principal business, aircraft component supplier, is reported as one segment. Substantially all of the Company's operations are located within the United States.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

4.   SALES AND ACCOUNTS RECEIVABLE

     SALES - The Company's sales and receivables are concentrated in the aerospace industry. The major customers for Power System Components include commercial and defense aftermarket end users of engines and APUs, engine and APU OEMs, and regional and business jet manufacturers and end users. The major customers for Airframe System Components include commercial and defense aftermarket end users, commercial transport OEMs, and regional and business jet manufacturers and end users.

     Information concerning the Company's net sales by its major system component categories is as follows for the years ended September 30 (in thousands):
                                               2001          2000         1999

       Power System Components              $ 106,811     $  67,275    $  68,537
       Airframe System Components              93,962        83,182       62,281
                                            ---------     ---------    ---------

       Total                                $ 200,773     $ 150,457    $ 130,818
                                            =========     =========    =========

     For the year ended September 30, 2001, two customers represented approximately 17% and 8%, respectively, of the Company's net sales. Two customers represented approximately 10% and 9%, respectively, of the Company's net sales during the year ended September 30, 2000 and two customers represented approximately 15% and 14% of the Company's net sales for the year ended September 30, 1999. Export sales to customers, primarily in Western Europe, were $54.8 million in fiscal 2001, $36.2 million in fiscal 2000, and $30.7 million in fiscal 1999.

     ACCOUNTS RECEIVABLE - Accounts receivable consist of the following at September 30 (in thousands):

                                                                       2001          2000
       Due from U.S. government or prime contractors under
        U.S. government programs                                     $  3,798      $  4,571
       Commercial customers                                            37,573        22,596
       Allowance for uncollectible accounts                            (1,156)         (371)
                                                                     --------      --------

       Accounts receivable - net                                     $ 40,215      $ 26,796
                                                                     ========      ========

     Approximately 18% of the Company's receivables at September 30, 2001 were due from two customers. In addition, approximately 24% of the Company's receivables were due from entities which principally operate outside of the United States. Credit is extended based on an evaluation of each customer's financial condition and collateral is generally not required.

5.   INVENTORIES

     Inventories consist of the following at September 30 (in thousands):

                                                            2001        2000

       Work-in-progress and finished goods               $ 36,787    $ 20,995
       Raw materials and purchased component parts         18,380      18,325
                                                         --------    --------
          Total                                            55,167      39,320
       Reserve for excess and obsolete inventory           (7,295)     (6,431)
                                                         --------    --------
       Inventories - net                                 $ 47,872    $ 32,889
                                                         ========    ========


6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at September 30 (in thousands):

                                                            2001        2000

       Land and improvements                             $  4,881    $  4,720
       Buildings and improvements                          20,869      10,687
       Machinery and equipment                             39,918      30,437
       Furniture and fixtures                               6,091       4,220
       Construction in progress                               814       1,014
                                                         --------    --------
          Total                                            72,573      51,078
       Accumulated depreciation                           (30,478)    (26,049)
                                                         --------    --------
       Property, plant and equipment - net               $ 42,095    $ 25,029
                                                         ========    ========


7.   INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, consist of the following at September 30 (in thousands):

                                                            2001        2000

       Goodwill                                          $191,630    $ 56,176
       Honeywell license agreement (Note 2)                11,946
       Technology and other                                   282         781
                                                         --------    --------
       Total                                             $203,858    $ 56,957
                                                         ========    ========

     Accumulated amortization of intangibles was $23.3 million at September 30, 2001 and $20.3 million at September 30, 2000.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following at September 30 (in thousands):

                                                               2001       2000

       Estimated losses on uncompleted contracts             $ 10,233   $ 1,900
       Compensation and related benefits                        6,650     5,281
       Interest                                                 5,540     4,857
       Sales returns and repairs                                2,903     1,467
       Income taxes payable                                     1,062
       Other                                                    2,441     1,955
                                                             --------   -------
       Total                                                 $ 28,829   $15,460
                                                             ========   =======

9.   DEBT

     SUMMARY - The Company's long-term debt consists of the following at September 30 (in thousands):

                                                              2001       2000

       Term loans                                           $260,612   $111,962
       Senior Subordinated Notes                             125,000    125,000
       Holdings PIK Notes                                     27,597     24,639
                                                            --------   --------
                  Total debt                                 413,209    261,601
       Current maturities                                    (13,622)   (10,953)
                                                            --------   --------
       Long-term portion                                    $399,587   $250,648
                                                            ========   ========

     REVOLVING CREDIT AND TERM LOANS - In connection with the acquisition of Champion Aviation (see Note 2), TransDigm increased its Senior Credit Facility with a group of financial institutions to $293 million, which consists of (1) a $30 million revolving credit line maturing in November 2004 and (2) a term loan facility in the aggregate of $263 million, consisting of a $43 million Tranche A Facility maturing in 2004, a $105 million Tranche B Facility maturing in 2006, and a $115 million Tranche C Facility maturing in 2007. At September 30, 2001, the Company had $30 million of borrowings (the entire revolving credit line) available under the credit facility.

     The interest rate under the credit facility is, at TransDigm's option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) over a predetermined amount defined in the credit facility. The interest rates on outstanding borrowings at September 30, 2001 ranged from 6.38% to 7.06%.

     All obligations under the Senior Credit Facility are guaranteed by Holdings and each of the subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in assets other than real estate (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, payment of dividends, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to earnings, interest coverage and leverage. The Company was in compliance with all financial covenants of the Senior Credit Facility as of September 30, 2001. The maturities of the Company's term loans by fiscal year are as follows: $13.6 million in fiscal 2002, $19.4 million in fiscal 2003, $29.4 million in fiscal 2004, $48.6 million in fiscal 2005, $67.7 million in fiscal 2006, and $81.9 million in fiscal 2007.

      SENIOR SUBORDINATED NOTES - TransDigm's Senior Subordinated Notes (the "Notes") bear interest at an annual rate of 10 3/8%, maturing on December 1, 2008, and are unsecured obligations of TransDigm ranking subordinate to the Company's senior debt, as defined in the note agreement. The Notes are redeemable after December 1, 2003, in whole or in part, at specified redemption prices, which decline over the remaining term of the Notes. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that the Company redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued interest. The Notes contain many of the same restrictive covenants included in the Senior Credit Facility. The Company was in compliance with all financial covenants of the Notes as of September 30, 2001.

      HOLDINGS PIK NOTES - In connection with the Merger (see Note 1), Holdings issued $20 million of pay-in-kind notes due 2009 ("Holdings PIK Notes" or "PIK Notes"). The PIK Notes are unsecured obligations of Holdings, which has no significant assets or operations. Interest on the PIK Notes is accrued at an annual fixed rate of 12% and is payable semi-annually in the form of additional PIK Notes through December 2003. Thereafter, cash interest is payable semi-annually commencing in the year 2004. The PIK Notes are redeemable by Holdings prior to their maturity under certain circumstances and contain many of the same restrictive covenants included in the Notes and Senior Credit Facility. The Company was in compliance with all financial covenants of the PIK Notes as of September 30, 2001.

10.   RETIREMENT PLANS

      The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans' assets consist primarily of guaranteed investment contracts with an insurance company.

      Financial information for the defined benefit plans is provided below (in thousands):

                                                        Years Ended
                                                        September 30,
                                                   ---------------------
                                                     2001         2000
      Change in benefit obligation:
        Benefit obligation, beginning of year      $ 5,034      $  4,841
        Service cost                                    82            87
        Interest cost                                  359           333
        Benefits paid                                 (298)         (261)
        Change in actuarial assumptions                217            34
                                                   -------     ---------
        Benefit obligation, end of year            $ 5,394      $  5,034
                                                   =======      ========

                                                                                                 2001           2000
         Change in plan assets:
           Fair value of plan assets, beginning of year                                        $  3,846       $ 3,381
           Actual return on plan assets                                                             239           220
           Employer contribution                                                                    635           506
           Benefits paid                                                                           (298)         (261)
                                                                                               --------       -------
           Fair value of plan assets, end of year                                              $  4,422       $ 3,846
                                                                                               ========       =======

                                                                                                 2001           2000

         Amounts recognized in the consolidated balance sheets at
           September 30 consist of:
           Intangible assets                                                                   $   (311)      $  (267)
           Accrued liabilities                                                                      551           500
           Other non-current liabilities                                                            421           688
           Accumulated other comprehensive loss                                                    (880)         (793)
                                                                                               --------       -------
           Net amount recognized                                                               $   (219)      $   128
                                                                                               ========       =======

                                                                                                 2001           2000

         Weighted-average assumptions as of September 30:
           Discount rate                                                                            7.0%          7.0%
           Expected return on plan assets                                                           6.0%          6.0%

                                                                                                Years Ended
                                                                                               September 30,
                                                                                     --------------------------------
                                                                                      2001       2000           1999
         Components of net periodic benefit cost:
           Service cost                                                              $  82     $     87       $    83
           Interest cost                                                               359          333           319
           Expected return on plan assets                                             (236)        (210)         (177)
           Net amortization and deferral                                                83           71            70
                                                                                     -----     --------       -------
           Net periodic pension cost                                                 $ 288     $    281       $   295
                                                                                     =====     ========       =======


      The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company's non-union employees.
      Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions under these plans for the years ended
      September 30, was approximately $1.0 million, $1.2 million, and $.7 million in fiscal 2001, 2000, and 1999, respectively.

11.   OTHER NON-CURRENT LIABILITIES

      Other non-current liabilities consist of the following at September 30 (in thousands):


                                                                                                 2001           2000

         Obligation under Honeywell license agreement (net of
           imputed interest of $1,043) (Note 2)                                                $  7,757
         Accrued pension costs (Note 10)                                                            421       $   688
         Other                                                                                    2,055         2,450
                                                                                               --------       -------
                    Total                                                                        10,233         3,138
         Current portion of Honeywell license agreement obligation                               (2,200)
                                                                                               --------       -------
         Other non-current liabilities                                                         $  8,033       $ 3,138
                                                                                               ========       =======

      The Honeywell license agreement obligation is non-interest bearing and is due in annual installments of $2.2 million during each of the next four fiscal years. The obligation has been recorded at its present value using an imputed interest rate of 8%.

12.   INCOME TAXES

      The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):


                                                                          2001            2000            1999
Current                                                                 $ 9,239         $ 6,288        $ (1,694)
Deferred                                                                    186           1,545            (481)
Net operating loss carryforward -
  state and local income taxes                                              (39)            139            (597)
                                                                       --------        --------        --------
Total                                                                  $  9,386        $  7,972        $ (2,772)
                                                                       ========        ========        ========

The difference between the provision (benefit) for income taxes at the federal statutory income tax rate and the tax shown in the consolidated statements of operations for the years ended September 30 are as follows (in thousands):

                                                                         2001            2000            1999
Tax at statutory rate of 35% (34% in 1999)                              $ 8,310         $ 6,563        $ (6,694)
State and local income taxes                                                650             700             (56)
Nondeductible merger expenses                                                                             4,290
Benefit from foreign sales corporation                                     (483)           (363)           (615)
Nondeductible goodwill amortization
  and interest expense                                                      746             711             526
Other - net                                                                 163             361            (223)
                                                                       --------        --------        --------
Provision (benefit) for income taxes                                   $  9,386         $ 7,972        $ (2,772)
                                                                       ========        ========        ========

The components of the deferred tax assets at September 30 consist of the following (in thousands):

                                                                                          2001           2000
CURRENT ASSET:
  Estimated losses on uncompleted contracts                                             $ 3,991        $    741
  Inventory                                                                               1,844           1,921
  Employee benefits                                                                       1,723           1,343
  Sales returns and repairs                                                               1,012             456
  Other accrued liabilities                                                               1,179             736
                                                                                       --------        --------
Total                                                                                  $  9,749        $  5,197
                                                                                       ========        ========
NON-CURRENT ASSET:
  Holdings PIK Notes interest                                                          $  2,761        $  1,689
  Intangible assets                                                                       1,910           3,202
  Retirement and other accrued obligations                                                  870           1,120
  Property, plant and equipment                                                          (1,785)         (1,562)
  Net operating loss carryforwards - state and
    local income taxes (expiring from 2005 through 2016)                                    499             460
                                                                                       --------        --------
Total                                                                                  $  4,255        $  4,909
                                                                                       ========        ========

13.   CAPITAL STOCK, WARRANTS, AND OPTIONS

      COMMON STOCK - Authorized common stock of the Company consists of 900,000 shares of common stock (voting), par value $.01 per share and 100,000 shares of Class A (non-voting) common stock. The total number of shares of voting common stock outstanding at September 30, 2001 and 2000 was 119,814 and 119,824, respectively. No shares of Class A (non-voting) common stock were outstanding at September 30, 2001 and 2000. Common stock issued to management personnel is subject to certain agreements, which provide management shareholders the right (a "put") to require the Company to repurchase their shares of common stock under certain conditions at fair market value. Accordingly, the estimated put value of the outstanding shares of voting common stock held by management (1,152 and 1,162 shares at September 30, 2001 and 2000, respectively) has been classified as redeemable common stock in the accompanying consolidated balance sheets. During fiscal 2002, the necessary conditions are expected to be met with respect to 649 shares of the Company's redeemable common stock, which will enable a management shareholder to require the Company to repurchase the shares.

      In connection with the Merger (see Note 1) in 1999, the Company issued 101,503 shares of common stock (voting) principally to Odyssey and also repurchased 231,448 shares of common stock (voting and non-voting Class A) for $247.2 million.

      COMMON STOCK OPTIONS - The Company has certain stock option plans for its employees. The options generally vest and enable the employee to purchase a certain number of the Company's common shares at a specified price upon the earlier of: (1) the occurrence of certain events such as the achievement of certain earnings targets or a change in the control of the Company or (2) certain specified dates in the option agreements. The options are not exercisable more than ten years after the date the options are granted.

      A summary of the status of the Company's stock option plans as of September 30, 2001, 2000, and 1999 and changes during the years then ended is presented below:

                                   2001                      2000                         1999
                               -------------------------  --------------------------- ---------------------------
                                             Weighted-                   Weighted-                   Weighted-
                                              Average                     Average                     Average
                                             Exercise                    Exercise                    Exercise
                                 Shares       Price         Shares         Price         Shares        Price
Outstanding at beginning
  of year                         29,531      $   634       30,399        $   623        37,467       $   158
Granted                            1,570        1,400        1,695          1,180        15,115         1,040
Exercised/cancelled
  (see Note 1)                      (320)       1,128       (2,563)           864       (22,183)          121
                                 -------                   -------                     --------
Outstanding at end of year        30,781          668       29,531            634        30,399           623
                                 =======                   =======                     ========
Exercisable at end of year        21,428          477       16,516            300        17,084           298
                                 =======                   =======                     ========

The following table summarizes information about stock options outstanding at September 30, 2001:

                                                               Options Outstanding
                                                --------------------------------------------------
                                                                 Weighted-Average
                          Exercise                  Number          Remaining           Number
                           Prices                Outstanding     Contractual Life     Exercisable
                           $ 100                    7,002               2.2              7,002
                             154                      172               3.5                172
                             200                    1,245               4.5              1,245
                             335                    6,297               5.7              6,297
                           1,040                   13,000               7.6              5,850
                           1,180                    1,495               8.8                673
                           1,400                    1,570               9.7                189
                                                  -------                              -------
                                                   30,781                               21,428
                                                  =======                              =======

At September 30, 2001, 2,925 remaining options were available for award under the Company's stock option plans. In addition, 10,589 of the exercisable stock options at September 30, 2001, with exercise prices of $100 (2,992 options), $335 (3,097 options), and $1,040 (4,500 options), provide the holder a right under certain conditions, to require the Company to purchase the shares that can be acquired from the exercise of the options. It is expected that the conditions will be met during fiscal 2002 that will enable the holder to exercise this right with respect to eighty percent of the options.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method specified in Statement No. 123 of the Financial Accounting Standards Board ("FASB"), the Company's net income for the year ended September 30, 2001 would have been reduced by approximately $204,000; the Company's net income for the year ended September 30, 2000 would have been reduced by approximately $205,000; and the Company's net loss for the year ended September 30, 1999 would have increased by $634,000.

The weighted average fair value of options granted during the years ended September 30, 2001, 2000, and 1999 was $411, $399, and $383, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 4.53% to 5.99%, expected life of approximately seven years, expected volatility and dividend yield of 0%.

WARRANTS TO PURCHASE COMMON STOCK - At September 30, 2001, warrants to purchase 1,381.87 shares of Holdings' common stock were issued and outstanding. The warrants were issued in connection with the acquisition of Champion Aviation (see Note 2) and are exercisable through May 2011 at an exercise price per share of $0.01.

CUMULATIVE REDEEMABLE PREFERRED STOCK - The authorized preferred stock of Holdings consists of 75,000 shares of 16% cumulative redeemable preferred stock with a par value of $.01 per share. As of September 30, 2001, 15,000 shares of the preferred stock were issued and outstanding. The preferred stock has a stated liquidation preference of $1,000 per share and dividends are payable in cash or delivery of additional shares of preferred stock. The preferred stock, including all accumulated and unpaid dividends, is also subject to mandatory redemption in 2010. Prior to the date of mandatory redemption, under certain circumstances (including a change in control), the preferred stock is subject to optional redemption. The terms of the preferred stock require the Company to comply with certain financial covenants pertaining to earnings, interest coverage, and leverage.

14.  LEASES

     The Company leases office space for its corporate headquarters and two of its divisions. The Company also leases a manufacturing facility. The office space lease requires rental payments of approximately $200,000 per year through 2004. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The facility lease requires rental payments ranging from $540,000 to $780,000 through December 2012. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $1,106,000 in 2001, $978,000 in 2000, and $688,000 in 1999. Future, minimum rental commitments at September 30, 2001 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $1,235,000 in 2002, $1,236,000 in 2003,
     $1,182,000 in 2004, $1,136,000 in 2005, $985,000 in 2006, and $5,473,000
     thereafter.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The fair value of the Company's Senior Subordinated Notes approximated $99.4 million at September 30, 2001 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes is not considered practicable because they are held by a related party (see Note 1) and are not publicly traded.

16.  CONTINGENCIES

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

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            First       Second       Third         Fourth
                                           Quarter      Quarter      Quarter       Quarter
                                                            (In Thousands)
      Year Ended September 30, 2001
        Net sales                          $ 35,780     $ 42,084     $ 54,201      $ 68,708
        Gross profit                         15,787       19,257       21,088        26,116
        Net income                            1,986        3,929        3,582         4,861

      Year Ended September 30, 2000
        Net sales                          $ 33,734     $ 36,434     $ 40,233      $ 40,056
        Gross profit                         15,599       16,609       18,179        17,877
        Net income                            2,100        2,717        3,429         2,533

18.  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which is effective for all business combinations initiated after June 30, 2001, requires that the purchase method of accounting be used to account for such transactions. SFAS No. 141 also established two criteria that must be met for intangible assets (other than goodwill) to be recognized in accounting for a business combination, the contractual-legal criterion and the separability criterion. The issuance of SFAS No. 141 had no impact on the Company's consolidated financial statements as of and for the year ended September 30, 2001.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded as a result of past business combinations, will cease upon adoption of this statement, which must occur no later than the first quarter of the Company's year ending September 30, 2003. In addition, upon implementation of this statement, the carrying amounts of intangible assets recorded in connection with past business combinations that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill, must be reclassified to goodwill when SFAS No. 142 is implemented. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for the Company's fiscal year ending September 30, 2003. The Company has not determined the impact, if any, that this statement will have on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for the Company's fiscal year ending September 30, 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of TransDigm Holding Company

We have audited the consolidated balance sheets of TransDigm Holding Company and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and of cash flows for each of the three years in the period ended September 30, 2001 and have issued our report thereon dated December 1, 2001; such consolidated financial statements and report are included on pages F-1 through F-20 of this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, shown on page F-22. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP

Cleveland, Ohio
December 1, 2001

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
(in thousands)
-----------------------------------------------------------------------------

               Column A                        Column B                                   Column C
                                                              ----------------------------------------------------------------
                                                                                          Additions
                                                              ----------------------------------------------------------------
                                             Balance at          Charged to                                     Champion
                                              Beginning          Costs and      Christie           ZMP           Aviation
               Description                    of Period          Expenses      Acquisition     Acquisition      Acquisition
Year Ended September 30, 2001:
  Allowance for doubtful accounts              $     371           $ 839
  Reserve for excess and
    and obsolete inventory                         6,431             504                                        $     841
  Sales returns and repairs                        1,467             599                                            1,676
  Environmental                                       47

Year Ended September 30, 2000:
  Allowance for doubtful accounts                    441              60        $    20
  Reserve for excess and
    and obsolete inventory                         7,110             684            100
  Sales returns and repairs                        1,841            (267)           100
  Environmental                                      157              35             17

Year Ended September 30, 1999:
  Allowance for doubtful accounts                    265              35                       $     150
  Reserve for excess and
    and obsolete inventory                         4,335            (437)                          2,583
  Sales returns and repairs                        1,391             392                             828
  Environmental                                      280             (42)


                 Column A                                        Column D            Column E
                                         ----------------
                                         ----------------       Deductions            Balance
                                             Honeywell             from              at End of
               Description                  Acquisition         Reserve (1)           Period
Year Ended September 30, 2001:
  Allowance for doubtful accounts                                 $      54             $    1,156
  Reserve for excess and
    and obsolete inventory                          $   350             831                  7,295
  Sales returns and repairs                                             839                  2,903
  Environmental                                                          14                     33

Year Ended September 30, 2000:
  Allowance for doubtful accounts                                       150                    371
  Reserve for excess and
    and obsolete inventory                                            1,463                  6,431
  Sales returns and repairs                                             207                  1,467
  Environmental                                                         162                     47

Year Ended September 30, 1999:
  Allowance for doubtful accounts                                         9                    441
  Reserve for excess and
    and obsolete inventory                                             (629)                 7,110
  Sales returns and repairs                                             770                  1,841
  Environmental                                                          81                    157


(1) For the allowance for doubtful accounts and reserve for excess and obsolete inventory, the amounts in this column represent charge-offs net of recoveries. For the sales returns and repairs and environmental accrued liabilities, the amounts primarily represent expenditures charged against liabilities.

                                 EXHIBIT INDEX
               TO FORM 10K FOR THE YEAR ENDED SEPTEMBER 30, 2001

EXHIBIT NO.                           DESCRIPTION                                                   PAGE
   12.1              Computation of Ratio of Earnings to Fixed Charges                                   i

   12.2              Ratio of EBITDA (As Defined) to Interest Expense                                   ii

   12.3              Ratio of EBITDA (As Defined) to Interest Expense (As Defined)                     iii

   12.4              Ratio of Total Debt to EBITDA (As Defined)                                         iv

   21.1              Subsidiaries of TransDigm Holding Company                                           v

   24.1              Power of Attorney - TransDigm Holding Company                                      vi

   24.2              Power of Attorney - TransDigm Inc.                                                vii

   24.3              Power of Attorney - Marathon Power Technologies Company                          viii

   24.4              Power of Attorney - ZMP, Inc.                                                      ix

   24.5              Power of Attorney - Adams Rite Aerospace, Inc.                                      x

   24.6              Power of Attorney - Champion Aerospace, Inc.                                       xi