Form 10-Q
period 2001-12-29
TRANSDIGM INC
filed 2002-02-12
CIK 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2001.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number 333-71397

TransDigm Inc., TransDigm Holding Company, Marathon Power Technologies Company, ZMP, Inc., Adams Rite Aerospace, Inc. and Champion Aerospace, Inc.

(Exact name of co-registrants as specified in their respective charters)

Delaware	13-3733378

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(216) 289-4939

(Registrant’s telephone number, including area code)

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

YES ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value	119,814

(Class)	(Outstanding at December 29, 2001)

Class A Common Stock (Non-Voting) of TransDigm Holding Company, $0.01 Par Value	-0-

(Class)	(Outstanding at December 29, 2001)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

PART I: FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	December 29,
	2001	September 30,
	(Unaudited)	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,852	$11,221
Accounts receivable, net	34,871	40,215
Inventories	49,273	47,872
Deferred income taxes	9,749	9,749
Prepaid expenses and other	1,705	447

Total current assets	116,450	109,504

PROPERTY, PLANT AND EQUIPMENT - Net	40,738	42,095

INTANGIBLE ASSETS - Net	202,599	203,858

DEBT ISSUE COSTS - Net	11,861	12,494

DEFERRED INCOME TAXES AND OTHER	4,936	4,947

TOTAL	$376,584	$372,898

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$17,062	$15,822
Accounts payable	8,256	9,181
Accrued liabilities	29,900	28,829

Total current liabilities	55,218	53,832

LONG-TERM DEBT - Less current portion	395,996	399,587

OTHER NON-CURRENT LIABILITIES	8,221	8,033

Total liabilities	459,435	461,452

CUMULATIVE REDEEMABLE PREFERRED STOCK	13,890	13,222

REDEEMABLE COMMON STOCK	1,716	1,612

STOCKHOLDERS' DEFICIENCY:
Common stock	102,080	102,080
Warrants	1,934	1,934
Retained deficit	(201,970)	(206,901)
Accumulated other comprehensive loss	(501)	(501)

Total stockholders' deficiency	(98,457)	(103,388)

TOTAL	$376,584	$372,898

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (In Thousands of Dollars) (Unaudited)

	Thirteen Weeks Ended

	December 29,	December 30,
	2001	2000

NET SALES	$57,725	$35,780

COST OF SALES	31,698	19,993

GROSS PROFIT	26,027	15,787

OPERATING EXPENSES:
Selling and administrative	5,340	4,256
Amortization of intangibles	1,393	419
Research and development	680	513

Total operating expenses	7,413	5,188

INCOME FROM OPERATIONS	18,614	10,599

INTEREST EXPENSE – Net	8,604	7,031

INCOME BEFORE INCOME TAXES	10,010	3,568

INCOME TAX PROVISON	4,307	1,582

NET INCOME	$5,703	$1,986

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2001
(In Thousands of Dollars)
(Unaudited)

	Common Stock	Warrants	Retained Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, OCTOBER 1, 2001	$102,080	$1,934	$(206,901)	$(501)	$(103,388)

Net Income			5,703		5,703

Accretion of redeemable common stock			(104)		(104)

Cumulative redeemable preferred stock:
Dividends accrued			(600)		(600)
Amortization of original issue discount			(68)		(68)

BALANCE, DECEMBER 29, 2001	$102,080	$1,934	$(201,970)	$(501)	$(98,457)

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited)

	Thirteen Weeks Ended
	December 29,	December 30,
	2001	2000

OPERATING ACTIVITIES:
Net income	$5,703	$1,986
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,730	1,245
Amortization of intangibles	1,393	419
Amortization of debt issue costs	633	402
Interest deferral on Holdings PIK Notes	783	694
Changes in assets and liabilities,
excluding effect of acquisition of business (Note 5):
Accounts receivable	5,344	4,195
Inventories	(1,401)	(1,873)
Prepaid expenses and other assets	(1,381)	1,590
Accounts payable	(925)	(5)
Accrued and other liabilities	1,259	(4,695)

Net cash provided by operating activities	13,138	3,958

INVESTING ACTIVITIES:
Capital expenditures	(373)	(790)

Net cash used in operating activities	(373)	(790)

FINANCING ACTIVITIES:
Repayment of term loans	(3,134)	(2,738)

Net cash used in financing activities	(3,134)	(2,738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,631	430

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,221	4,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,852	$4,739

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,919	$9,384

Cash paid during the period for income taxes	$1,449	$175

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000 (UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

TransDigm Holding Company (“Holdings”), through its wholly-owned operating subsidiary, TransDigm Inc. (“TransDigm”), is a leading supplier of highly engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace, Inc. (“Champion”), Marathon Power Technologies Company (“Marathon”), ZMP, Inc. (“ZMP”), and Adams Rite Aerospace, Inc. (“Adams Rite”) (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical controls, and batteries and chargers. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

2.	UNAUDITED FINANCIAL INFORMATION

The September 30, 2001 consolidated balance sheet was derived from the Company’s audited financial statements. All other financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen weeks ended December 29, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 29,	September 30,
	2001	2001

Work-in-progress and finished goods	$33,762	$36,787
Raw materials and purchased component parts	23,125	18,380

Total	56,887	55,167
Reserve for excess and obsolete inventory	(7,614)	(7,295)

Inventories – net	$49,273	$47,872

4.	CONTINGENCIES

Environmental - The soil and groundwater beneath the Company’s facility in Waco, Texas have been impacted by releases of hazardous materials. The resulting contaminants of concern have been delineated and characterized. The majority of these contaminants are presently below action levels prescribed by the Texas Natural Resources Conservation Commission (“TNRCC”). In connection with the Company’s acquisition of Marathon, a $2 million escrow was previously funded to cover the cost of remediation that TNRCC might require for those contaminants currently in excess of action limits. As a result, the Company believes the condition of the soil and groundwater at the Waco facility will not require the incurrence of material expenditures. However, there can be no assurance that additional contamination will not be discovered or that the remediation required by the TNRCC will not be material to the financial condition, results of operations, or cash flows of the Company.

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

Other – While the Company is currently involved in certain legal proceedings, management believes the results of these proceedings will not have a material effect on the financial condition, results of operations or cash flows of the Company. During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

5.	ACQUISITIONS

Champion Aviation - Through a newly-formed, wholly-owned subsidiary, Champion Aerospace, Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products (“Champion Aviation”) business on May 31, 2001 (the “Acquisition”) from Federal Mogul Ignition Company (“Federal-Mogul”), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aviation is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

The purchase price consideration of $160.1 million in cash and $2.2 million of costs associated with the Acquisition was funded through: (1) $147.6 million of new borrowings under the Company’s existing Senior Credit Facility, (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings’ 16 percent Cumulative Redeemable Preferred Stock and warrants to purchase 1,381.87 shares of Holdings’ common stock, and (3) the use of $.4 million of the Company’s existing cash balances. TransDigm also borrowed an additional $15 million under the Senior Credit Facility to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations.

Approximately $2.6 million of the additional borrowings were obtained under the Company’s revolving credit line, $45 million was added to the Company’s existing Tranche B Facility, and $115 million was borrowed in the form of a new Tranche C Facility maturing in May 2007 under the Senior Credit Facility.

The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its fiscal 2001 consolidated financial statements from the effective date of the Acquisition. The purchase price was allocated based on a preliminary determination, which is subject to adjustment, of estimated fair values at the date of the Acquisition and resulted in goodwill of approximately $134 million being recorded on the Company’s consolidated balance sheet. This goodwill is being amortized on a straight-line basis over forty years.

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the thirteen-week period ended December 30, 2000 (in thousands):

Net sales	$52,507

Operating income	$14,659

Net income	$2,974

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the period presented and is not intended to be a projection of future results.

Honeywell Product Line – During December 2000, the Company entered into agreements with Honeywell International, Inc. (“Honeywell”) to purchase certain inventory of Honeywell’s lubrication and scavenge pump product line for $4.5 million, along with an option to enter into an exclusive, worldwide license agreement to produce and sell such products for at least forty years and to buy certain assets. The cost of the option was not significant.

During January 2001, the Company exercised the option and on March 26, 2001, the Company executed the license agreement, acquired the related assets (including additional inventory of approximately $1.4 million), and entered into a five year supply agreement with Honeywell in return for a cash payment of $6.6 million at closing and a commitment to make future specified and variable royalty payments under the license agreement.

The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired product line in its fiscal 2001 consolidated financial statements from the effective date of the acquisition. The closing of the option transaction was recorded in March 2001 based on a preliminary determination, which is subject to adjustment, of the estimated fair values of the assets and liabilities acquired as a result of the transaction. Intangible assets of $15.7 million, consisting of the license agreement and goodwill that were recorded as a result of the acquisition are being amortized on a straight-line basis over twenty years.

The purchase price of the inventory acquired from Honeywell in both December 2000 and March 2001 is subject to adjustment based upon a final determination of the value acquired, as defined.

Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen week period ended December 30, 2000, are not significant and, accordingly, are not provided.

* * * * *

PART I:    FINANCIAL INFORMATION
ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about our plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement are set forth herein as well as under the caption “Risk Factors” in the Registration Statement filed by the Company on Form S-4 on January 29, 1999, as amended through April 23, 1999. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by those cautionary statements.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company's products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers (“OEMs”) and various agencies of the United States and foreign governments. TransDigm generates the majority of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm’s OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are usually relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, therefore it benefits from a large and growing installed base of aircraft.

Acquisitions

On March 26, 2001, the Company acquired an exclusive, worldwide license to produce and sell products composed of Honeywell International, Inc.’s lubrication and scavenge pump product line along with certain related inventory and equipment for a cash payment of $6.6 million and a commitment to make future, specified and variable royalty payments. Prior to the closing of this transaction, the Company acquired $4.5 million of lube and scavenge pump inventory from Honeywell in December 2000. The lube and scavenge pump product line is a complement to AeroControlex’s business.

On May 31, 2001, TransDigm (through a newly-formed, wholly-owned subsidiary, Champion Aerospace, Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company (“Federal-Mogul”), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. The Champion Aviation Products (“Champion Aviation”) business is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company’s fiscal year ends on September 30.

Recent Developments

Following the September 11, 2001 terrorist attacks, the Company disclosed its initial plan to significantly reduce its workforce from its level of approximately 1,100 employees as of September 30, 2001. The aerospace market has not stabilized and the Company is experiencing a downturn in commercial transport activity in both the OEM and aftermarket sectors. The aftermarket sector is expected to recover slowly over the next four to six quarters. Commercial transport OEM production rates are expected to be significantly revised downward as new transport delivery schedules are canceled or extended. Regional and business jet operations and production rates are expected to be impacted to a lesser degree. Military activity is difficult to predict, but based upon the Company’s broad base of applications, a modest increase in military orders is anticipated.

The anticipated decline in revenues was not as severe as originally anticipated during the first quarter of fiscal 2002, but the Company expects fiscal year 2002 revenues to be down on a pro forma basis, from fiscal year 2001 pro forma revenues of approximately $250 million (as if all acquisitions had occurred on the first business day of the fiscal year). The Company also expects that fiscal 2002 cash flows will be reduced from 2001 pro forma cash flows; however, management believes that the Company will maintain adequate liquidity and will remain in compliance with its credit agreements.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Weeks Ended
	December 29,	December 30,
	2001	2000
Net sales	100%	100%

Gross profit	45	44
Selling and administrative	9	12
Amortization of intangibles	3	1
Research and development	1	1

Income from operations	32	30
Interest expense - net	15	20
Income tax provision	7	4

Net income	10%	6%

Changes in Results of Operations

Thirteen weeks ended December 29, 2001 compared with thirteen weeks ended December 30, 2000.

•	Net Sales. Net sales increased by $21,945,000, or 61.3%, to $57,725,000 for the quarter ended December 29, 2001 from $35,780,000 for the comparable quarter last year, primarily due to the Honeywell and Champion Aviation acquisitions.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $10,240,000, or 64.9%, to $26,027,000 for the quarter ended December 29, 2001 from $15,787,000 from the comparable quarter last year. This increase is attributable to the higher sales discussed above and cost saving actions taken as a result of the terrorist attacks.

•	Selling and Administrative . Selling and administrative expenses increased by $1,084,000, or 25.5%, to $5,340,000 for the quarter ended December 29, 2001 from $4,256,000 for the quarter ended December 30, 2000 due to the Honeywell and Champion Aviation acquisitions. Selling and administrative expenses decreased as a percentage of net sales to 9.3% in fiscal 2002 from 11.9% in fiscal 2001 due to improved selling and administrative efficiencies as a result of the Honeywell and Champion Aviation acquisitions and the cost saving actions discussed previously.

•	Amortization of Intangibles. Amortization of intangibles increased by $974,000, or 232%, to $1,393,000 for the quarter ended December 29, 2001 from $419,000 for the quarter ended December 30, 2000 as a result of amortization of the intangible assets recognized in connection with the Honeywell and Champion Aviation acquisitions.

•	Research and Development. Research and development expense increased by $167,000, or 32.6%, to $680,000 for the quarter ended December 29, 2001 from $513,000 for the quarter ended December 30, 2000. Research and development expense, as a percentage of net sales, was approximately 1% for both quarters.

•	Income from Operations . Operating income increased $8,015,000 for the quarter ended December 29, 2001 to $18,614,000 from $10,599,000 for the comparable quarter last year, due to the factors discussed above.

•	Interest Expense. Interest expense increased $1,573,000, or 22.4%, to $8,604,000 for the quarter ended December 29, 2001 from $7,031,000 for the comparable quarter last year. This was caused by an increase in the level of outstanding borrowings as a result of the Honeywell and Champion Aviation acquisitions offset by a decrease in interest rates.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 43% for the thirteen weeks ended December 29, 2001 and was comparable to the 44% effective tax rate for the thirteen weeks ended December 30, 2000.

•	Net Income. The Company earned $5,703,000 for the first quarter of fiscal 2002 compared to $1,986,000 for the first quarter of fiscal 2001, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of December 29, 2001, the Company estimated its sales order backlog at $101,800,000 (including backlog related to Champion Aerospace and Honeywell) compared to an estimated $79,100,000 reported as of December 30, 2000. The majority of the purchase orders outstanding as of December 29, 2001 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 29, 2001 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

The Company manufactures all of its products in the United States. However, a portion of the Company’s sales is conducted abroad and a portion of raw materials is purchased abroad. This activity is subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended December 29, 2001 and December 30, 2000 were not significant.

Liquidity and Capital Resources

The Company generated $13,138,000 of cash from operating activities during the thirteen weeks ended December 29, 2001 compared to $3,958,000 generated during the thirteen weeks ended December 30, 2000, principally due to the Honeywell and Champion Aviation acquisitions.

Cash used in investing activities decreased to $373,000 during the thirteen weeks ended December 29, 2001 compared to $790,000 used during the thirteen weeks ended December 30, 2000, due to a decrease in capital expenditures.

Cash used in financing activities during the thirteen weeks ended December 29, 2001 increased slightly to $3,134,000 compared to $2,738,000 used in financing activities during the thirteen weeks ended December 30, 2000, due to increased repayment of debt obligations.

The Company’s primary cash needs will consist of capital expenditures and debt service. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion.

Additional Disclosure Required by Indenture

Separate financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no operations or assets separate from its investment in TransDigm. In addition, Holdings’ only liability consists of Holdings PIK Notes of $28.4 million that bear interest at 12% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen-week periods ended December 29, 2001 and December 30, 2000 was $.8 million and $.7 million, respectively.

PART I:      FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 29, 2001, the Company is subject to interest rate risk with respect to borrowings under its credit facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $257.5 million of borrowings outstanding under the credit facility at December 29, 2001 was 5.5%. Also outstanding at December 29, 2001 was $125 million of Company indebtedness in the form of subordinated notes and $28.4 million of Holdings PIK Notes. The interest rates on both of these borrowings are fixed at 10  3 / 8 % and 12% per year, respectively.

The sensitivity of changes in the fair value of the Company’s outstanding borrowings to changes in interest rates is described on page 18 of our Form 10-K for the fiscal year ended September 30, 2001. There have been no material changes in the sensitivity since September 30, 2001.

PART II:	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

On December 11, 2001, the Company announced the transition of the Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on February 12, 2002.

TRANSDIGM HOLDING COMPANY

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

TRANSDIGM INC.

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

MARATHON POWER TECHNOLOGIES COMPANY

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

ZMP, INC.

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

ADAMS RITE AEROSPACE, INC.

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

CHAMPION AEROSPACE, INC.

By:	/s/ Gregory Rufus

Gregory Rufus Chief Financial Officer

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board	February 12, 2002

Douglas W. Peacock

*	President and Chief Executive Officer	February 12, 2002
(Principal Executive Officer) and Director
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial	February 12, 2002
and Accounting Officer)
Gregory Rufus

*	Director	February 12, 2002

Stephen Berger

*	Director	February 12, 2002

William Hopkins

*	Director	February 12, 2002

Muzzafar Mirza

*	Director	February 12, 2002

John W. Paxton

*	Director	February 12, 2002

Thomas R. Wall, IV

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board	February 12, 2002

Douglas W. Peacock

*	President and Chief Executive Officer	February 12, 2002
W. Nicholas Howley	(Principal Executive Officer) and Director

/s/ Gregory Rufus	Chief Financial Officer (Principal	February 12, 2002
Financial and Accounting Officer)
Gregory Rufus

*	Director	February 12, 2002

Stephen Berger

*	Director	February 12, 2002

William Hopkins

*	Director	February 12, 2002

Muzzafar Mirza

*	Director	February 12, 2002

John W. Paxton

*	Director	February 12, 2002

Thomas R. Wall, IV

MARATHON POWER TECHNOLOGIES COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board and Chief Executive	February 12, 2002
Officer (Principal Executive Officer)
Douglas W. Peacock

*	President (Principal Executive Officer)	February 12, 2002

Albert J. Rodriguez

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial	February 12, 2002
and Accounting Officer)
Gregory Rufus

*	Director	February 12, 2002

W. Nicholas Howley

ZMP. INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board and Executive Vice	February 12, 2002
President (Principal Executive Officer)
Douglas W. Peacock

*	President (Principal Operating Officer)	February 12, 2002

John F. Leary

/s/ Gregory Rufus	Treasurer and Chief Financial	February 12, 2002
Gregory Rufus	Officer (Principal Financial and Accounting Officer)

*	Executive Vice President and Director	February 12, 2002

W. Nicholas Howley

ADAMS AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board and Executive Vice President (Principal Executive Officer)	February 12, 2002

Douglas W. Peacock

*	President (Principal Operating Officer)	February 12, 2002

John F. Leary

/s/ Gregory Rufus	Treasurer and Chief Financial	February 12, 2002
Gregory Rufus	Officer (Principal Financial and Accounting Officer)

*	Executive Vice President and Director	February 12, 2002

W. Nicholas Howley

CHAMPION AEROSPACE, INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

*	Chairman of the Board	February 12, 2002

Douglas W. Peacock

*	President (Principal Executive Officer)	February 12, 2002
W. Nicholas Howley	and Director

/s/ Gregory Rufus	Treasurer and Chief Financial
Gregory Rufus	Officer (Principal Financial and Accounting Officer)	February 12, 2002

*	The undersigned, by signing his name hereto, does sign and execute this Quarterly report on Form 10-Q pursuant to the Power of Attorney executed by the above-named officers and Directors of the Co-Registrants and filed with the Securities and Exchange Commision on behalf of such officers and Directors.

	By:	/s/ Gregory Rufus

Gregory Rufus
ATTORNEY-IN-FACT