Form 10-Q
period 2002-03-30
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2002-05-13
CIK 1077670, 1077672

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 30, 2002.

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number                                      333-71397
                       ----------------------------------------------------------------------------------------------


                      TransDigm Inc.                                         TransDigm Holding Company
-----------------------------------------------------------    ------------------------------------------------------
  (Exact name of registrant as specified in its charter)           (Exact name of registrant as specified in its
                                                                                     charter)

                         Delaware                                                    Delaware
-----------------------------------------------------------    ------------------------------------------------------
             (State or other Jurisdiction of                              (State or other Jurisdiction of
              incorporation or organization)                              incorporation or organization)

                        34-1750032                                                  13-3733378
-----------------------------------------------------------    ------------------------------------------------------
           (I.R.S. Employer Identification No.)                        (I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio                                         44143
--------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

                                                  (216) 289-4939
--------------------------------------------------------------------------------------------------------------------
                               (Registrants' telephone number, including area code)

--------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                YES /X/            No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company,
  $0.01 Par Value                                                                            119,804
----------------------------------------------------------------            ---------------------------------------
                           (Class)                                                 (Outstanding at March 30, 2002)

Class A Common Stock (Non-Voting) of
  TransDigm Holding Company, $0.01 Par Value                                                     -0-
----------------------------------------------------------------            ---------------------------------------
                           (Class)                                                 (Outstanding at March 30, 2002)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

                                      INDEX


                                                                                                               Page
Part I:           FINANCIAL INFORMATION


       Item 1     Financial Statements

                  Consolidated Balance Sheets - March 30, 2002 and
                  September 30, 2001                                                                              1

                  Consolidated Statements of Income - Thirteen and Twenty-Six Week
                  Periods Ended March 30, 2002 and March 31, 2001                                                 2

                  Consolidated Statement of Changes in Stockholders' Deficiency -
                  Twenty-Six Week Period Ended March 30, 2002                                                     3

                  Consolidated Statements of Cash Flows - Twenty-Six Week Periods
                  Ended March 30, 2002 and March 31, 2001                                                         4

                  Notes to Consolidated Financial Statements                                                      5


       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       8


       Item 3     Quantitative and Qualitative Disclosure About Market Risk                                      15


Part II:          Other Information

       Item 6     Exhibits and Reports on Form 8-K                                                               16


Signatures                                                                                                       17

PART I:  FINANCIAL INFORMATION
ITEM 1


TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
--------------------------------------------------------------------------

                                               MARCH 30,
                                                 2002        SEPTEMBER 30,
ASSETS                                        (Unaudited)       2001
                                              -----------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                    $  28,975      $  11,221
  Accounts receivable, net                        32,536         40,215
  Inventories (Note 3)                            49,600         47,872
  Deferred income taxes                            9,749          9,749
  Prepaid expenses and other                       1,009            447
                                               ---------      ---------
           Total current assets                  121,869        109,504

PROPERTY, PLANT AND EQUIPMENT - Net               39,677         42,095

INTANGIBLE ASSETS - Net                          201,311        203,858

DEBT ISSUE COSTS - Net                            11,230         12,494

DEFERRED INCOME TAXES AND OTHER                    4,942          4,947
                                               ---------      ---------

TOTAL                                          $ 379,029      $ 372,898
                                               =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term liabilities     $  18,965      $  15,822
  Accounts payable                                 7,861          9,181
  Accrued liabilities                             30,501         28,829
                                               ---------      ---------
           Total current liabilities              57,327         53,832

LONG-TERM DEBT - Less current portion            391,839        399,587

OTHER NON-CURRENT LIABILITIES                      6,143          8,033
                                               ---------      ---------
           Total liabilities                     455,309        461,452
                                               ---------      ---------

CUMULATIVE REDEEMABLE PREFERRED STOCK             14,558         13,222

REDEEMABLE COMMON STOCK (Note 4)                   1,701          1,612

STOCKHOLDERS' DEFICIENCY:
  Common stock                                   102,080        102,080
  Warrants                                         1,934          1,934
  Retained deficit                              (196,052)      (206,901)
  Accumulated other comprehensive loss              (501)          (501)
                                               ---------      ---------
           Total stockholders' deficiency        (92,539)      (103,388)
                                               ---------      ---------

TOTAL                                          $ 379,029      $ 372,898
                                               =========      =========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY


CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2002 AND MARCH 31, 2001
(In Thousands of Dollars)
(Unaudited)
----------------------------------------------------------------------------------------

                                            Thirteen Week            Twenty-Six Week
                                            Periods Ended             Periods Ended
                                        ---------------------     ----------------------
                                        March 30,    March 31,    March 30,    March 31,
                                          2002         2001         2002         2001

NET SALES                               $ 59,888     $ 42,084     $117,613     $ 77,864

COST OF SALES (Including charge of
  $156 during the periods ending
  March 31, 2001 due to inventory
  purchase accounting adjustments)        32,450       22,827       64,148       42,820
                                        --------     --------     --------     --------

GROSS PROFIT                              27,438       19,257       53,465       35,044
                                        --------     --------     --------     --------

OPERATING EXPENSES:
  Selling and administrative               5,135        4,283       10,475        8,539
  Amortization of intangibles              1,774          420        3,167          839
  Research and development                   692          688        1,372        1,201
                                        --------     --------     --------     --------

           Total operating expenses        7,601        5,391       15,014       10,579
                                        --------     --------     --------     --------

INCOME FROM OPERATIONS                    19,837       13,866       38,451       24,465

INTEREST EXPENSE - Net                     8,281        7,250       16,885       14,281
                                        --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                11,556        6,616       21,566       10,184

INCOME TAX PROVISION                       4,970        2,687        9,277        4,269
                                        --------     --------     --------     --------

NET INCOME                              $  6,586     $  3,929     $ 12,289     $  5,915
                                        ========     ========     ========     ========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2002
(In Thousands of Dollars)
(Unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                                           OTHER
                                                COMMON                     RETAINED     COMPREHENSIVE
                                                 STOCK        WARRANTS      DEFICIT         LOSS           TOTAL
                                               ---------     ---------     ---------      ---------      ---------

BALANCE, OCTOBER 1, 2001                       $ 102,080     $   1,934     $(206,901)     $    (501)     $(103,388)

Net income                                                                    12,289                        12,289

Accretion of redeemable common stock                                            (104)                         (104)

Cumulative redeemable preferred stock:
   Dividends accrued                                                          (1,200)                       (1,200)
   Amortization of original issue discount                                      (136)                         (136)
                                               ---------     ---------     ---------      ---------      ---------

BALANCE, MARCH 30, 2002                        $ 102,080     $   1,934     $(196,052)     $    (501)     $ (92,539)
                                               =========     =========     =========      =========      =========


See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2002 AND MARCH 31, 2001
(In Thousands of Dollars)
(Unaudited)
--------------------------------------------------------------------------------------

                                                                  Twenty-Six Week
                                                                   Periods Ended
                                                               -----------------------
                                                               March 30,     March 31,
                                                                 2002          2001
                                                               --------      --------
OPERATING ACTIVITIES:
  Net income                                                   $ 12,289      $  5,915
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                  3,474         2,510
    Amortization of intangibles                                   3,167           839
    Amortization of debt issue costs                              1,264           804
    Interest deferral on Holdings PIK Notes                       1,626         1,452
    Changes in assets and liabilities, net of effects from
      acquisition of business:
      Accounts receivable                                         7,679         2,890
      Inventories                                                (1,728)       (2,740)
      Other assets                                               (1,177)        1,233
      Accounts payable                                           (1,320)          617
      Accrued liabilities and other                                 182        (1,283)
                                                               --------      --------
     Net cash provided by operating activities                   25,456        12,237
                                                               --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                                           (1,056)       (1,691)
  Acquisition of product line                                        --        (6,640)
                                                               --------      --------
     Net cash used in investing activities                       (1,056)       (8,331)
                                                               --------      --------

FINANCING ACTIVITIES:
  Net borrowings under revolving credit loans                        --         4,000
  Repayment of term loans                                        (6,631)       (5,477)
  Purchase of capital stock                                         (15)         (139)
                                                               --------      --------
     Net cash used in financing activities                       (6,646)       (1,616)
                                                               --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                            17,754         2,290

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   11,221         4,309
                                                               --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 28,975      $  6,599
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                     $ 13,891      $ 12,074
                                                               ========      ========

  Cash paid during the period for income taxes                 $  8,574      $  2,710
                                                               ========      ========

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2002 AND MARCH 31, 2001
--------------------------------------------------------------------------------


1.    DESCRIPTION OF THE BUSINESS

      TransDigm Holding Company ("Holdings"), through its wholly-owned operating subsidiary, TransDigm Inc. ("TransDigm"), is a leading supplier of highly engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. ("Champion"), Marathon Power Technologies Company ("Marathon"), ZMP, Inc. ("ZMP"), and Adams Rite Aerospace, Inc. ("Adams Rite") (collectively, the "Company") offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical controls, and batteries and chargers. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION

      Except for the September 30, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements, the financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):


                                                MARCH 30,    SEPTEMBER 30,
                                                  2002          2001
                                                --------     -------------
Work-in-progress and finished goods             $ 32,060      $ 36,787
Raw materials and purchased component parts       24,920        18,380
                                                --------      --------
           Total                                  56,980        55,167
Reserve for excess and obsolete inventory         (7,380)       (7,295)
                                                --------      --------
Inventories - net                               $ 49,600      $ 47,872
                                                ========      ========


4.    CONTINGENCIES

      ENVIRONMENTAL - The Company has been addressing contaminated soil and groundwater beneath its facility in Waco, Texas. Although there can be no assurance that material expenditures will not be required in the future to address currently unidentified contamination or to satisfy further requirements of the Texas Natural Resources Conservation Commission ("TNRCC"), the Company believes that the current soil and groundwater remediation at the Waco facility will not require the incurrence of material expenditures.

      In connection with the Company's acquisition of Marathon, a $2 million escrow was created to cover the cost of remediation that TNRCC might require at the facility. During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and the ultimate outcome of this matter cannot presently be determined.

      PUT OPTION - During the thirteen-week period ended March 30, 2002, a put option ("put") became exercisable enabling the holder to require the Company to purchase up to 80% of his Common Stock (including shares acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company's long-term debt agreements and his continued service as Chairman of the Board of Holdings and TransDigm. As of March 30, 2002, there were no outstanding shares of Common Stock subject to the put; however, 8,114 shares of Common Stock that can be acquired under exercisable stock options at March 30, 2002 are subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at March 30, 2002. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $1.1 million at March 30, 2002.

      OTHER - During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in some legal proceedings, it believes the results of these proceedings will not have a material effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.



5.    ACQUISITION

      CHAMPION AEROSPACE- Through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products ("Champion Aerospace") business on May 31, 2001 (the "Acquisition") from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aerospace is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

      The purchase price consideration of $160.1 million in cash and $2.2 million of costs associated with the Acquisition was funded through: (1) $147.6 million of new borrowings under the Company's existing Senior Credit Facility, (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings' 16 percent Cumulative Redeemable Preferred Stock and warrants to purchase 1,381.87 shares of Holdings' common stock, and (3) the use of $.4 million of the Company's existing cash balances. TransDigm also borrowed an additional $15 million under the Senior Credit Facility to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations.

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

      The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the twenty-six week period ended March 31, 2001 (in thousands):

                Net sales                               $ 113,037

                Operating income                        $  33,087

                Net income                              $   8,188


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

                                    * * * * *

PART I:      FINANCIAL INFORMATION
ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCES IN THIS SECTION TO "TRANSDIGM" ARE TO TRANSDIGM INC. REFERENCES TO "HOLDINGS" ARE TO TRANSDIGM HOLDING COMPANY, WHICH OWNS ALL OF THE OUTSTANDING CAPITAL STOCK OF TRANSDIGM. REFERENCES TO THE "COMPANY" ARE TO HOLDINGS, TOGETHER WITH TRANSDIGM AND ITS SUBSIDIARIES.

THIS QUARTERLY STATEMENT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, IN PARTICULAR, THE STATEMENTS ABOUT THE COMPANY'S PLANS, STRATEGIES AND PROSPECTS UNDER THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED.

OVERVIEW

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company's products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers ("OEMs"), and various agencies of the United States and foreign governments. TransDigm generates the majority of its income from operations and earnings before interest, taxes, depreciation and amortization ("EBITDA") from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm's OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, therefore it benefits from a large and growing installed base of aircraft.

SIGNIFICANT ACQUISITIONS

In the ordinary course of business, the Company pursues acquisitions where it believes it can enhance value, reduce costs and develop new business. The following is a summary of a significant acquisition during 2001.

On May 31, 2001, TransDigm (through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company ("Federal-Mogul"), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. The Champion Aviation Products ("Champion Aerospace") business is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products, including, without limitation, igniters, spark plugs, exciters; for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company's fiscal year ends on September 30.

RECENT DEVELOPMENTS

The aerospace industry was hit particularly hard by the events of September 11, 2001. The immediate reduction in air traffic severely impacted the profitability of the airline industry, which began to curtail flights and stretch out or cancel airframe deliveries. Facing this expected downturn, the Company promptly developed a near term market forecast to use as a basis for fiscal 2002 planning. Based on this forecast, which the Company believed to be conservative, the Company implemented a series of actions to significantly reduce its cost structure while maintaining its ability to respond to market dynamics and develop new business. As part of this effort, the Company significantly reduced its workforce in early October.

It currently appears that the overall market forecast the Company used for planning purposes was somewhat conservative. Although the Company continues to experience a significant downturn in the commercial aerospace markets, air travel appears to be recovering faster than the Company initially anticipated and the Company currently expects the aftermarket sector to recover slowly over the next four to six quarters as improvements in air traffic continue. The Company expects commercial transport OEM production rates to continue to decline in the near term as new transport delivery schedules are canceled or extended. The Company also expects regional and business jet operations and production rates to be negatively impacted to a lesser degree. Military activity is difficult to predict, but based upon the Company's broad base of applications, the Company anticipates a modest increase in military orders over the near term.

Sales generation during the first half of fiscal year 2002 was higher than the Company anticipated compared to its near term market forecast immediately following September 11th. Although the Company expects full year fiscal 2002 net sales to be below fiscal year 2001 net sales (pro forma for the acquisition of Champion Aerospace), it now believes the results will be better than the estimates it made immediately following September 11th.

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurances that the Company's current outlook will prove to be correct.

SIGNIFICANT ACCOUNTING POLICIES

The Company's consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company's significant accounting policies are described in Note 3 to the consolidated financial statements included with the Company's Form 10-K for the fiscal year ended September 30, 2001.

Accounting estimates are an integral part of the consolidated financial statements and are based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company's consolidated financial statements for the 2001 fiscal year and the thirteen and twenty-six week periods ended March 30, 2002 and March 31, 2001 include the valuation allowances for inventory obsolescence and uncollectible accounts receivable, accrued liabilities recognized for losses on uncompleted contracts, environmental costs, sales returns and repairs, and preliminary allocations of purchase prices for business combinations along with the pending purchase price adjustment amounts.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.


                                     THIRTEEN WEEK         TWENTY-SIX WEEK
                                     PERIODS ENDED          PERIODS ENDED
                                 ---------------------   ---------------------
                                 MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                   2002        2001        2002        2001
                                  -----       -----       -----       -----
Net sales                           100%        100%        100%        100%
                                  -----       -----       -----       -----

Gross profit                         46          46          45          45
Selling and administrative            9          10           9          11
Amortization of intangibles           3           1           3           1
Research and development              1           2           1           2
                                  -----       -----       -----       -----

Income from operations               33          33          33          31
Interest expense- net                14          18          14          18
Provision  for income taxes           8           6           8           5
                                  -----       -----       -----       -----

Net income                           11%          9%         11%          8%
                                  =====       =====       =====       =====

CHANGES IN RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 30, 2002 COMPARED WITH THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 2001.

o NET SALES. Net sales increased by $17.8 million, or 42.3%, to $59.9 million for the quarter ended March 30, 2002 from $42.1 million for the comparable quarter last year, primarily due to the Champion Aerospace acquisition.

o GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $8.1 million, or 42.5%, to $27.4 million for the quarter ended March 30, 2002 from $19.3 million for the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 46% during the second quarters of both fiscal 2002 and 2001.

o SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $0.8 million, or 19.9%, to $5.1 million for the quarter ended March 30, 2002 from $4.3 million for the quarter ended March 31, 2001. This increase principally resulted from the Champion Aerospace acquisition, partially offset by the cost saving actions taken as a result of the September 11th terrorist attacks. Selling and administrative expenses as a percentage of net sales decreased from 10.2% for the quarter ended March 31, 2001 to 8.6% for the quarter ended March 30, 2002 due to increased selling and administrative efficiencies as a result of the Champion Aerospace acquisition and the cost reductions discussed above.

o AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense increased by $1.4 million for the quarter ended March 30, 2002 to $1.8 million from $0.4 million for the comparable quarter last year, mostly due to amortization of the intangible assets recognized in connection with the Champion Aerospace acquisition.

o RESEARCH AND DEVELOPMENT. Research and development expense of $0.7 million for the quarter ended March 30, 2002 was consistent with the expense for the quarter ended March 31, 2001 of $0.7 million. Research and development expense, as a percentage of net sales, decreased from 2% for the quarter ended March 31, 2001 to 1% for the quarter ended March 30, 2002.

o INCOME FROM OPERATIONS. Operating income increased by $5.9 million, or 43.1%, to $19.8 million for the quarter ended March 30, 2002 from $13.9 million for the quarter ended March 31, 2001, primarily as a result of the factors referred to above.

o INTEREST EXPENSE. Interest expense increased by $1.0 million, or 14.2%, to $8.3 million for the second quarter of fiscal 2002 from $7.3 million for the second quarter of fiscal 2001. This was caused by an increase in the level of outstanding borrowings as a result of the Champion Aerospace acquisition partially offset by a decrease in interest rates.

o INCOME TAXES. Income tax expense as a percentage of income before income taxes was approximately 43% for the thirteen week period ended March 30, 2002 and was comparable to the 41% effective tax rate for the second quarter last year.

o NET INCOME. The Company earned $6.6 million for the second quarter of fiscal 2002 compared to $3.9 million earned for the second quarter of fiscal 2001 primarily as a result of the factors referred to above.

TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2002 COMPARED WITH THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2001.

o NET SALES. Net sales increased by $39.7 million, or 51.0%, to $117.6 million for the twenty-six week period ended March 30, 2002 from $77.9 million for twenty-six week period ended March 31, 2001, primarily due to the Champion Aerospace acquisition.

o GROSS PROFIT. Gross profit (net sales less cost of sales) increased by $18.4 million, or 52.6%, to $53.5 million for the twenty-six week period ended March 30, 2002 from $35.1 million for the comparable twenty-six week period last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of net sales was 45% for both periods.

o SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $2.0 million, or 22.7%, to $10.5 million for the twenty-six week period ended March 30, 2002 from $8.5 million for the twenty-six week period ended March 31, 2001 primarily due to the Champion Aerospace acquisition, partially offset by cost saving actions taken as a result of the September 11th terrorist attacks. Selling and administrative expenses decreased as a percentage of net sales to 9.0% for the twenty-six week period ended March 30, 2002 from 11.0% for the twenty-six week period ended March 31, 2001 due to increased selling and administrative efficiencies as a result of the Champion Aerospace acquisition and the cost saving actions discussed above.

o AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense increased by $2.4 million for the twenty-six week period ended March 30, 2002 to $3.2 million from $0.8 million for the twenty-six week period ended March 31, 2001 primarily as a result of amortization of the intangible assets recognized in connection with the Champion Aerospace acquisition.

o RESEARCH AND DEVELOPMENT. Research and development expense increased $0.2 million, or 14.2%, from $1.2 million for the twenty-six week period ended March 31, 2001 to $1.4 million for the twenty-six week period ended March 30, 2002 as a result of additional research and development activities to complement the Company's sales efforts. Research and development expense, as a percentage of net sales, decreased from 2% for the quarter ended March 31, 2001 to 1% for the quarter ended March 30, 2002.

o INCOME FROM OPERATIONS. Operating income increased by $14.0 million, or 57.2%, from $24.5 million for the twenty-six week period ended March 31, 2001 to $38.5 million for the twenty-six week period ended March 30, 2002, primarily as a result of the factors referred to above.

o INTEREST EXPENSE. Interest expense increased by $2.6 million, or 18.2%, to $16.9 million for the twenty-six week period ended March 30, 2002 from $14.3 million for the twenty-six week period ended March 31, 2001. This was caused by an increase in the level of outstanding borrowings as a result of the Champion Aerospace acquisition partially offset by a decrease in interest rates.

o INCOME TAXES. Income tax expense as a percentage of income before income taxes was approximately 43% for the twenty-six week period ended March 30, 2002 and was comparable to the 42% effective tax rate for the twenty-six week period ended March 31, 2001.

o NET INCOME. The Company earned $12.3 million for the twenty-six week period ended March 30, 2002 compared to net income of $5.9 million for the twenty-six week period ended March 31, 2001, primarily as a result of the factors referred to above.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $25.5 million of cash from operating activities during the twenty-six week period ended March 30, 2002 compared to approximately $12.2 million during the twenty-six week period ended March 31, 2001. The increase is primarily due to increased earnings from the Champion Aerospace acquisition along with cost saving actions the Company undertook as a result of the September 11th terrorist attacks.

Cash used in investing activities was approximately $1.1 million during the twenty-six weeks ended March 30, 2002 compared to approximately $8.3 million during the twenty-six weeks ended March 31, 2001. The change is mainly due to the acquisition of a product line in the first six months of 2001 and a decrease in capital expenditures.

Cash used in financing activities during the twenty-six weeks ended March 30, 2002 was approximately $6.6 million compared to approximately $1.6 million during the twenty-six weeks ended March 31, 2001. This increase in cash used in financing activities was due to decreased borrowings (in March 2001, borrowings were made to finance the acquisition of a product line) and an increase in the repayment of debt obligations.

The Company's senior secured credit facility (the "Senior Credit Facility") consists of (1) a $30.0 million Revolving Credit Facility maturing six years from December 3, 1998 (the "Execution Date") and (2) a Term Loan Facility in an aggregate principal amount of $263.8 million, consisting of a $43.3 million Tranche A Facility maturing six years from the Execution Date, a $105.5 million Tranche B Facility maturing seven and a half years from the Execution Date and a $115.0 Tranche C Facility maturing eight and a half years from the Execution Date. As of March 30, 2002, the outstanding balances of the Tranche A, B and C facilities were $35.5 million, $104.3 million and $114.1 million, respectively.

The interest rate for the Senior Credit Facility is, at the Company's option, either (A) a floating rate equal to the base rate plus the applicable margin, as defined in the Senior Credit Facility, or (B) the Eurodollar rate for fixed periods of one, two, three, or six months, plus the applicable margin. The overall interest rate and applicable margin are determined based on (1) in the case of the Tranche A Facility and the Revolving Credit Facility, (A) an interest rate determined by the base rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; or (B) an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings' ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; and (2) in the case of the Tranche B Facility and the Tranche C Facility, (A) an interest rate determined by the base rate, plus 2.50%; or (B) an interest rate determined by the Eurodollar rate, plus 3.50%. The Senior Credit Facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the Senior Credit Facility) in excess of a predetermined amount under the Senior Credit Facility.

The Senior Credit Facility requires the Company to repay the outstanding indebtedness on a periodic basis through the various maturity dates. The Senior Credit Facility also contains restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.

The Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, holds a presently-exercisable put option enabling him to require Holdings to purchase up to 80% of his common stock (including shares acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company's long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. As of March 30, 2002, 8,114 shares of common stock that Mr. Peacock can acquire under presently-exercisable stock options are subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at March 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Also see Note 4 to the Notes to the Consolidated Financial Statements.

The following table sets forth the Company's contractual cash obligations and other commercial commitments for the next several fiscal years (in millions):


                                                                                                     2007 AND
                                                 2002 (1)     2003      2004      2005      2006    THEREAFTER      TOTAL
                                                 ---------  --------  --------  --------   -------  ----------     ---------
CONTRACTUAL CASH OBLIGATIONS:
Long-Term Debt.............................      $     7.0  $   19.4  $   29.4  $   48.6   $  67.7  $    236.1     $   408.2
Operating Leases...........................             .6       1.2       1.2       1.1       1.0         5.5          10.6
Redeemable Preferred Stock.................            -         -         -         -         -          14.6          14.6
Other Long-Term Obligations................             .4       2.2       2.2       2.2       -           -             7.0
                                                 ---------  --------  --------  --------   -------  ----------     ---------
   Total Contractual Cash Obligations......      $     8.0  $   22.8  $   32.8  $   51.9   $  68.7  $    256.2     $   440.4
                                                 =========  ========  ========  ========   =======  ==========     =========

------------------
(1)      Beginning March 31, 2002.

The Company's primary future cash needs will consist of debt service, income tax payments and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $4.5 million and $4.4 million during fiscal 2001 and 2000, respectively. Going forward, the Company expects its capital expenditures will increase moderately.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company intends to pursue additional acquisitions that present opportunities to realize significant synergies, operating expense economies or overhead cost savings or to increase its market position. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any material acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any future acquisition. The Company's acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company's indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current level of operations and anticipated cost savings and operating improvements, management believes that cash flow from operations, available cash and available borrowings under the Senior Credit Facility, will be adequate to meet future liquidity needs for at least the next several years. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

BACKLOG

The Company believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of March 30, 2002, the Company estimated its sales order backlog at $117.0 million compared to an estimated $83.2 million (which did not include Champion Aerospace) reported as of March 31, 2001. The majority of the purchase orders outstanding as of March 30, 2002 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company's receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company's backlog as of March 30, 2002 may not necessarily represent the actual amount of shipments or sales for any future period.

FOREIGN OPERATIONS

The Company manufactures all of its products in the United States. However, a portion of the Company's current sales is conducted abroad and a portion of Company's products are resold to foreign end-users. These sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy.

INFLATION

Many of the Company's raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's businesses during the thirteen and twenty-six week periods ended March 30, 2002 and March 31, 2001 were not significant.

ADDITIONAL DISCLOSURE REQUIRED BY INDENTURE

Separate financial information of TransDigm Inc. is not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and whose only operations are the result of intercompany activity which is immediately dividended back to TransDigm Inc.). In addition, Holdings' only obligations at March 30, 2002 other than its guarantees of debt under the indenture that governs the Senior Subordinated Notes and the Senior Credit Facility consist of (1) the Holdings PIK Notes of $29.2 million due 2009; (2) the Holdings 16% Preferred Stock with an aggregate liquidation preference of $15.0 million; and (3) "put" rights held by certain persons to require Holdings to repurchase, at fair market value, shares of Holdings' common stock (including shares that may be acquired through the exercise of stock options) held by such persons. The Holdings PIK Notes bear interest in the form of additional Holdings PIK Notes at 12% annually and the Holdings 16% Preferred Stock accrue dividends in cash, or at Holdings' option, in the form of additional shares of Holdings cumulative redeemable preferred stock, at 16% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and twenty-six week periods ended March 30, 2002 was $0.8 and $1.6 million, respectively. Interest expense recognized on these notes during the thirteen and twenty-six week periods ended March 31, 2001 was $0.8 million and $1.5 million, respectively. Dividend accrual on the Holdings 16% Preferred Stock during the thirteen and twenty-six week periods ended March 30, 2002 was $0.6 million and $1.2 million, respectively. As of March 30, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put after such shares are held at least six months, subject to certain restrictions under the Company's long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at March 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings' repurchase obligation will increase to the extent the fair market value of Holdings' common stock increases.

PART I:      FINANCIAL INFORMATION
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 30, 2002, the Company is subject to interest rate risk with respect to borrowings under its Senior Credit Facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $254.0 million of borrowings outstanding under the Senior Credit Facility at March 30, 2002 was 5.4%. The effect of a hypothetical one percentage point increase in interest rates would increase the Company's annual interest costs under the Senior Credit Facility by approximately $2.5 million based on the amount of borrowings outstanding at March 30, 2002.

Also outstanding at March 30, 2002 was $125.0 million of Company indebtedness in the form of the Senior Subordinated Notes, $29.2 million of the Holdings PIK Notes and Holdings 16% Preferred Stock with an aggregate liquidation preference of $15.0 million. In addition, as of March 30, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put that enables Mr. Peacock to require Holdings to repurchase, at fair market value, shares held by Mr. Peacock after such shares are held at least six months, subject to certain restrictions under the Company's long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at March 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. The interest rates on the Senior
Subordinated Notes and the Holdings PIK Notes are fixed at 10 3/8 % and 12%
per year, respectively, and the dividends accrue on the Holdings 16%
Preferred Stock at 16% annually. The fair value of the Senior Subordinated
Notes was approximately $126.3 million at March 30, 2002, based upon quoted market prices. A determination of the fair value of each of the Holdings PIK Notes and the Holdings 16% Preferred Stock is not considered practicable because they are held by related parties and are not publicly traded. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings' repurchase obligation will increase to the extent the fair market value of Holdings' common stock increases.

PART II:          OTHER INFORMATION
ITEM 6            Exhibits and Reports on Form 8-K

      (a)         Exhibits

            2.1 Asset Purchase Agreement, dated as of April 29, 2001, by and between Aviation Acquisition Corporation and Federal-Mogul Ignition Company. (Incorporated herein by reference to Exhibit
                  2.1 to TransDigm Holdings Form 10-Q for the period ended March 31, 2001). (File No. 1631079).



      (b)         Reports on Form 8-K

                  On February 15, 2002, the Company announced its regularly scheduled quarterly conference call to discuss its first quarter results.

                                   SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE

    /s/ W. Nicholas Howley                President and Chief Executive Officer                          May 13, 2002
-----------------------------------       (Principal Executive Officer) and Director
     W. Nicholas Howley

    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                   May 13, 2002
-----------------------------------       and Accounting Officer)
     Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.


          SIGNATURE                                              TITLE                                    DATE

    /s/ W. Nicholas Howley                President and Chief Executive Officer                          May 13, 2002
-----------------------------------       (Principal Executive Officer) and Director
     W. Nicholas Howley

    /s/ Gregory Rufus                     Chief Financial Officer (Principal Financial                   May 13, 2002
-----------------------------------       and Accounting Officer)
     Gregory Rufus