Form 10-K
period 2002-09-30
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2002-12-20
CIK 1077670, 1077672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

Commission File Number 333-71397

TransDigm Inc.	TransDigm Holding Company
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other Jurisdiction of incorporation or organization)	(State or other Jurisdiction of incorporation or organization)

34-1750032	13-3733378
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio	44143
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 289-4939

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: None

Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the Co-Registrants are accelerated filers (as defined in the Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

There currently is no established publicly traded market for the common equity of TransDigm Holding Company held by non-affiliates.

Indicate the number of shares outstanding of each of the Co-Registrants’ classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value	119,789
(Class)	(Outstanding at September 30, 2002)
Class A Common Stock (Non-Voting) of TransDigm Holding Company, $.01 Par Value	-0-
(Class)	(Outstanding at September 30, 2002)
All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.
Documents incorporated by reference: See Exhibit Index included elsewhere in this Form 10-K.

SECTIONS OF THE 10K

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and 27A of the Securities Act. Discussions containing such forward-looking statements may be found in Items 1, 3, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can give no assurance that such plans, intentions or exceptions will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Report are set forth under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

In this Report, the term “TransDigm” refers to TransDigm Inc. and its subsidiaries. The term “Holdings” refers to TransDigm Holding Company which holds all of the outstanding capital stock of TransDigm. The term “Company” refers to Holdings, together with TransDigm and its subsidiaries.

PART I

ITEM 1.     BUSINESS

The Company

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company’s products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers (“OEMs”) and various agencies of the United States and foreign governments. TransDigm generates the majority of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm’s OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

TransDigm focuses its businesses on continual value creation. The business philosophy is centered around three value principles: (1) obtaining profitable new business by applying its technical capabilities to specific engineering problems; (2) striving to continually improve productivity; and (3) pricing its product to fairly reflect the unique value provided. Additionally, the Company continually seeks acquisition opportunities compatible with its value creation philosophy. The Company has a demonstrated capability to acquire, integrate and improve aerospace businesses.

TransDigm differentiates itself based on its engineering and manufacturing capabilities, and typically will not bid on non-proprietary “build to print” business. TransDigm products have strong brand names within the airline industry and a reputation for high quality, reliability and customer service. TransDigm focuses on developing highly customized products to solve specific problems of aircraft operators and manufacturers. While aftermarket sales accounted for approximately 70% of TransDigm’s fiscal 2002 net sales and OEM sales account for the remaining 30%, aftermarket sales typically carry a substantially higher gross margin than sales to OEMs.

TransDigm was formed in 1993 through a management-led buyout of the Aerospace Components Group of IMO Industries Inc. Since its formation, TransDigm has successfully established leadership positions in well-defined, profitable niches of the aircraft components market that it believes offer sustainable growth and opportunities.

Products

TransDigm’s products have a long history in the aircraft component industry and are found on virtually all types of commercial and military aircraft. Management estimates that over 75% of TransDigm’s net sales are derived from products for which it has achieved sole source designation, and that over 90% of TransDigm’s net sales are derived from products of proprietary design. TransDigm’s products are organized into two groupings: Power System Components and Airframe System Components. For financial disclosure purposes, the Company reports as one business segment because of the similar nature of its products (a majority are highly engineered aircraft components) as well as the similarity of the customers, distribution methods, production processes and regulatory environment across the Company.

Power System Components generated 63% of TransDigm reported net sales in fiscal 2002 and primarily serve the power requirements of commercial and military aircraft. The major customers for these products include substantially all worldwide engine/auxiliary power unit, or APU, end users such as American Airlines, British Airways, Delta, Air France, and Lufthansa and engine/APU OEMs such as United Technologies, Rolls Royce, General Electric, and Honeywell; regional and business jet end users such as Comair, Mesa and Continental Express, and regional and business jet OEMs such as Bombardier, Cessna, Gulfstream and Raytheon; and various United States and foreign defense agencies and OEMs such as Lockheed Martin. The major products are ignition system components such as igniters, exciters and spark plugs, used to start and restart turbine and reciprocating aircraft engines; gear pumps used primarily in lubrication and fuel applications; actuators and controls used in numerous motion applications and batteries/chargers used to provide engine start and system back-up power.

Airframe System Components generated 37% of TransDigm reported net sales in fiscal 2002 and primarily serve the requirements of various airframe systems used in commercial and military aircraft. The major customers for these products are the worldwide large commercial transport end users and OEMs such as Boeing and Airbus; the regional and business jet end users and OEMs mentioned above, and the various United States and foreign defense agencies and OEMs. The major products are engineered connectors used in fuel, pneumatic and hydraulic applications; engineered latches used in various bin, security, door and other applications on both the interior and exterior of the airframe; and lavatory hardware and components.

The Power System Components and Airframe System Components are produced and sold under a number of industry trade names. The Power System Components are manufactured by the AeroControlex, Champion Aerospace and Marathon product groups. AeroControlex’s major products are gear pumps, actuators and controls. Champion Aerospace produces various ignition system components, including igniters, spark plugs and exciters. Marathon manufactures nickel cadmium batteries/chargers. The Airframe System Components are manufactured by AdelWiggins and Adams Rite Aerospace product groups. AdelWiggins’ major product line is an extensive offering of engineered connectors. Adams Rite Aerospace primarily offers engineered latches and lavatory components.

Sales and Marketing

Consistent with TransDigm’s overall strategy, TransDigm’s sales and marketing organization is structured to understand and anticipate the needs of customers in order to continually develop a stream of technical solutions that generate significant value. In particular, TransDigm focuses on the high-margin, repeatable aftermarket segment.

TransDigm has structured its sales efforts along their major product lines, assigning a product line manager to each line. The product line managers are expected to grow the sales and profitability of their product line faster than the served market and to achieve the targeted annual level of bookings, sales, new business and profitability for each product. Assisting the product line managers are account managers and sales engineers who are responsible for covering major OEM and airline accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, for achieving total bookings and new business goals at each account, and, in conjunction with the product line managers, for determining when additional resources are required at customer locations. Most of TransDigm’s sales personnel are compensated in part on their bookings and sales and ability to identify and convert new business opportunities.

Though the majority are employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. TransDigm also uses a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. TransDigm’s major distributors are Aviall, Satair and AAR.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2002, the Company estimated its sales order backlog at $124.7 million compared to an estimated $116.8 million as of September 30, 2001. The majority of the purchase orders outstanding as of September 30, 2002 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2002 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers. The Company’s direct sales to foreign customers were approximately 24% of sales or $59.4 million in fiscal 2002. In addition, a portion of the Company’s products sold to domestic distributors are resold to foreign end-users. All of these sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Manufacturing and Engineering

TransDigm maintains five manufacturing facilities. Each facility serves its respective product lines and comprises manufacturing, distribution, engineering as well as administrative functions, including management, sales and finance. The facilities encompass approximately 105,000, 44,000, 150,000, 50,000 and 169,000 square feet of manufacturing space in Los Angeles, California, Cleveland, Ohio, Waco, Texas, Fullerton, California, and Liberty, South Carolina, respectively. The Company continually takes various steps to improve productivity and reduce costs, including consolidating operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment and tooling, installing modern information systems and implementing broad-based employee training programs. Management believes that TransDigm’s manufacturing systems and equipment are critical competitive factors that permit it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. TransDigm focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires.

Each of TransDigm’s operating groups attempt to differentiate itself from its competitors by efficiently and consistently producing uniquely engineered products with high quality and timely delivery. TransDigm’s proprietary products are designed by its engineering staff and intended to serve unmet needs in the aircraft component industry, particularly through its new product initiatives. See “Business-Products.” These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of TransDigm’s customers’ tolerance and quality requirements.

TransDigm uses sophisticated equipment and procedures to ensure the quality of its products and to comply with military specifications and Federal Aviation Administration (“FAA”) and OEM certification requirements. TransDigm performs a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout TransDigm’s manufacturing facilities.

Customers

TransDigm’s customers include: (A) worldwide commercial airlines, including national and regional airlines, particularly for aftermarket maintenance, repair and overhaul (“MRO”) components, (B) large commercial transport and regional and business aircraft OEMs, (C) various agencies of the United States and foreign governments, including the United States military, (D) military OEMs, and (E) various other industrial customers. For the year ended September 30, 2002, Aviall (a distributor of aftermarket parts to airlines throughout the world), the United States Government and Honeywell International, Inc. each accounted for approximately 11% of the Company’s net sales.

TransDigm has strong customer relationships with virtually all important large commercial transport, regional, general aviation and military OEMs. The demand for TransDigm’s aftermarket parts and services is related to TransDigm’s extensive installed base, revenue passenger miles and, to a lesser extent, airline profitability and the size and age of the worldwide aircraft fleet. Some of TransDigm’s business is executed under long-term agreements with customers, which encompass many products under a common agreement. TransDigm is also a leading supplier of components used on United States’ designed military aircraft. TransDigm’s products are used on a variety of fighter aircraft, freighters and helicopters, including the Boeing F-15 and F-18, Lockheed Martin F-16, the E2C (Hawkeye), Joint Strike Fighter, Boeing C-17, Lockheed C-130 and the Blackhawk and Apache helicopters.

Competition

TransDigm competes with a number of established companies, including divisions of larger companies that have significantly greater financial, technological and marketing resources. The niche markets within the aerospace industry served by TransDigm are relatively fragmented with several competitors for each of the products and services provided by the Company. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. TransDigm knows of no single competitor, however, that provides the same range of products and services as those provided by TransDigm. Competitors in TransDigm’s product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. TransDigm believes that its ability to compete depends on high product performance, consistently high quality and timely delivery, competitive price, and superior customer service and support. There can be no assurance that TransDigm will be able to compete successfully with respect to these or other factors in the future.

Governmental Regulation

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. TransDigm, and the components it manufactures, are required to be certified by one or more of these entities, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of TransDigm would be adversely affected. In the future, new and more stringent government regulations may be adopted, or industry oversight may be heightened, which may have an adverse impact on TransDigm.

TransDigm must also satisfy the requirements of its customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and TransDigm currently satisfies or exceeds these maintenance standards in its repair and overhaul services. Several of TransDigm’s operating divisions include FAA approved repair stations.

TransDigm’s operations are also subject to a variety of worker and community safety laws. The Occupational Health and Safety Act (“OHSA”) mandates general requirements for safe workplaces for all employees. In addition, OHSA provides special procedures and measures for the handling of certain hazardous and toxic substances. TransDigm believes that its operations are in material compliance with OHSA’s health and safety requirements.

Raw Materials and Patents

TransDigm requires the use of various raw materials, including titanium, aluminum, nickel powder, nickel screen, stainless steel, iridium and cadmium, in its manufacturing processes. The availability and prices of such raw materials may fluctuate and TransDigm may not be able to recover price increases in these supplies. TransDigm also purchases a variety of manufactured component parts from various suppliers. At times, TransDigm’s operating units concentrate their orders among a few suppliers in order to strengthen their supplier relationships. Raw materials and component parts are generally available from multiple suppliers at competitive prices. However, any delay in TransDigm’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs.

TransDigm has various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which TransDigm believes, in the aggregate but not individually, are important to its business.

Environmental Matters

TransDigm’s operations and current and/or former facilities are subject to federal, state and local environmental laws and to regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials and pollutants, govern response actions to hazardous materials which may be or have been released to the environment, and require TransDigm to obtain and maintain permits in connection with its operations. The extensive regulatory framework imposes significant compliance burdens and risks on TransDigm. Although management believes that TransDigm’s operations and its facilities are in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of TransDigm’s operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. According to some environmental laws, a current or previous owner or operator of real property may be liable for the costs of investigations, removal or remediation of hazardous materials at such property. Those laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange, or are deemed to have arranged, for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities, and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance. Although those environmental costs have not been material in the past and are not expected to be material in the future, there can be no assurance that changes in environmental laws or unexpected investigations and clean-up costs will not be material. TransDigm does not currently contemplate material capital expenditures for environmental compliance remediation for fiscal 2003.

TransDigm has been addressing contaminated soil and groundwater beneath the facility in Waco, Texas. Although TransDigm cannot provide assurance that material expenditures will not be required in the future to address currently unidentified contamination or to satisfy further requirements of the Texas Natural Resources Conservation Commission (“TNRCC”), TransDigm believes, based upon information currently available, that the current soil and groundwater remediation at our Waco facility will not require the incurrence of material expenditures.

In connection with the acquisition of Marathon in fiscal 1997, a $2.0 million escrow was created to cover the cost of remediation that TNRCC might require for those contaminants at the Waco facility. During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that TransDigm had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and cannot presently determine the ultimate outcome of this matter. Current estimates indicate the $2.0 million escrow is adequate to cover any costs that may be required to meet TNRCC requirements.

Employees

As of September 30, 2002, TransDigm had approximately 950 employees. Approximately 9% of TransDigm employees were represented by the United Steelworkers Union, and approximately 6% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Collective bargaining agreements between TransDigm and these labor unions expire in April 2005 and November 2004, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

Risk Factors

Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by our management. In this section only, the words “TransDigm,” “we,” “us” and “our” refer to TransDigm Inc. and our subsidiaries unless the context otherwise indicates. The term “Holdings” refers to TransDigm Holding Company. References to the “Company” are to Holdings, together with TransDigm and its subsidiaries.

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health.

The Company has a significant amount of indebtedness. The following chart shows certain of the Company’s important credit statistics:

At September 30, 2002
(dollars in millions)
Total TransDigm indebtedness	$377.7

Total Holdings indebtedness	$31.3

In addition, at September 30, 2002, the Company had a consolidated stockholders’ deficiency of $77.2 million, which resulted from the merger consideration paid in fiscal 1999 in conjunction with the recapitalization being charged directly to Holdings equity (see Note 1 to the consolidated financial statements included elsewhere in this report).

The Company’s substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

In addition to the restrictive covenants contained in our senior secured credit facility (the “Senior Credit Facility”) and the Indenture governing the Senior Subordinated Notes and the Holdings PIK Notes (the “Indentures”), the Senior Credit Facility contains covenants that require us to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Indentures or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

Additional Borrowings Available—Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Subordinated Notes do not fully prohibit us or our subsidiaries from doing so. Our Senior Credit Facility will permit additional borrowings of up to $180.0 million, including $30.0 million under our Revolving Credit Facility and $150.0 million of uncommitted, additional bank borrowings. All of those borrowings would be senior to the Notes and the related guarantees. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Ability to Service Debt—To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, or to fund planned capital expenditures and research and development, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and anticipated cost savings and operating improvements and absent any disruptive events, we believe our cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet our future liquidity needs for at least the next several years.

We cannot provide assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Related to Terrorism—We may not yet know the full impact of the September 11, 2001 terrorist attacks, and any future terrorist attacks may have a material adverse impact on our business.

On September 11, 2001, the United States was subjected to multiple terrorist attacks, which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. The overall result of the terrorist attacks was billions of dollars in losses to the airlines industry. The full impact of these events and any future terrorist attacks is not yet known and could result in further reductions in the use of commercial aircraft. Such future reductions may cause airlines to delay purchases of spare parts and new aircraft or file for bankruptcy. If demand for new aircraft and spare parts decreases, there may be a decrease in demand for certain of our products.

Dependence on Major Customers—We rely heavily on certain customers for much of our sales.

Our three largest customers for the year ended September 30, 2002, were Aviall (a distributor of aftermarket parts to airlines throughout the world), the United States Government and Honeywell International, Inc. These customers each accounted for approximately 11% of our consolidated net sales in fiscal 2002. Our top ten customers for the year ended September 30, 2002 accounted for approximately 60% of our consolidated net sales. The loss of any one or more of these key customers could have a material adverse effect on our business.

Customer Contracts—We generally do not have guaranteed future sales of our products. Further, we are obligated under fixed price contracts with some of our customers, so we take the risk for cost overruns.

As is customary in our business, we do not have long-term contracts with most of our aftermarket customers and therefore do not have guaranteed future sales. Although we do have long-term contracts with many of our OEM customers, some of those customers may terminate these contracts on short notice and, in many other cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays in orders by a customer or a group of customers could have a material adverse effect on our business, financial condition and results of operations.

We also have entered into multi-year, fixed-price contracts with some of our customers, where we agree to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreased or increased costs for making these products. Sometimes we accept a fixed-price contract for a product which we have not yet produced, which increases the risks of delays or cost overruns.

Most of our contracts do not permit us to recover for increases in input prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes. Any such increases are likely to have an adverse effect on our business.

Aircraft Components Segment Risks—Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

We compete in the aircraft component segment of the aerospace industry. Our business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, the aircraft component segment is sensitive to changes in the number of miles flown by paying customers of commercial airlines, which we refer to as revenue passenger miles, and, to a lesser extent, to changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

Revenue passenger miles and airline profitability have historically been correlated with the general economic environment, although national and international events can also play a key role. For example, revenue passenger miles declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. See “—Risks Related to Terrorism.” Any future reduction would reduce the use of commercial aircraft and, consequently, the need for spare parts and new aircraft. During periods of reduced airline profitability, some airlines may elect to delay purchases of spare parts, preferring instead to deplete existing inventories or file for bankruptcy. If demand for new aircraft and spare parts decreases, there may be a decrease in demand for certain of our products. Therefore, any future decline in revenue passenger miles, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business.

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 13% of our net sales in fiscal 2002, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, and other things. Due in part to these factors, the number of large commercial aircraft delivered has dropped from a peak of approximately 914 aircraft in 1999. As a result of the events of September 11, 2001 and a weakened economy, many industry analysts expect aircraft deliveries to trend significantly downward over the next few years. Prior downturns have adversely effected our net sales, gross margin and net income. These and certain other factors may cause a downturn in sales to manufacturers of large commercial aircraft in the future which may have a material adverse effect on our business

.

Fluctuations in Defense Spending—A decline in the U.S. defense budget may adversely affect our sales of parts used in military aircraft.

Approximately 23% of our sales in fiscal 2002 were related to products used in military aircraft, most of which were spare parts provided to various governmental agencies.

The United States’ defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the United States and abroad. The United States’ defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. If there is a decline which reduces demand for our components, our business may be adversely affected.

In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. Approximately 11% of our sales in fiscal 2002 were to the U.S. government. Any unexpected termination of a significant government contract could have an adverse effect on our business.

Government Regulation and Industry Oversight—Our business would be adversely affected if we lost our government or industry approvals or if more onerous government regulations were enacted or industry oversight increased.

The aircraft component industry is highly regulated in the United States and in other countries. In order to sell our components, we and the components we manufacture must be certified by the Federal Aviation Administration, the United States Department of Defense and similar agencies in foreign countries and by individual manufacturers.

If new and more stringent government regulations are adopted or if industry oversight increases we might incur significant expenses to comply with any new regulations or heightened industry oversight. If material authorizations or approvals were revoked or suspended, our business would be adversely affected.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business.

Risks Associated with our Workforce—We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

Because our products are complicated and very detailed, we are highly dependent on an educated and trained workforce. There is substantial competition for skilled personnel in the aircraft component industry and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.

At September 30, 2002, approximately 9% of our employees were represented by the United Steelworkers Union, and approximately 6% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Our collective bargaining agreements with these labor unions expire in April 2005 and November 2004, respectively. Although we believe that our relations with our employees are good, we cannot provide assurance that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods any work shortage could have a material adverse effect on our business.

Dependence on Key Personnel—If we lose our senior management or technical personnel, our business may be adversely affected.

Our success is dependent upon our senior management, as well as on our ability to attract and retain qualified personnel, including engineers. There is substantial competition for these kinds of personnel in the aircraft component industry. We may not be able to retain our existing senior management or engineering staff, fill new positions or vacancies created by expansion or turnover, or attract additional qualified personnel. Although we have entered into employment agreements with certain executive officers, these agreements may not be renewed.

Risks Associated with Suppliers—Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers, or by increased costs of such raw materials or components if we are unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we are unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier and could have a material adverse effect on our business.

Potential Exposure to Environmental Liabilities—We may be liable for penalties under a variety of environmental laws, even if we did not cause any environmental problems. Changes in environmental laws or unexpected investigations could adversely affect our business.

Our business and our facilities are subject to a number of federal, state and local laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials.

Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation, removal or remediation of hazardous materials at such property. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them.

Because we own and operate a number of facilities, and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with these laws. Although such environmental costs have not been material in the past and are not expected to be material in the future, changes in environmental laws or unexpected investigations and clean-up costs could have a material adverse effect on our business.

Risks Associated with International Operations—Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers. Our direct sales to foreign customers were approximately $59.4 million, $54.8 million and $36.2 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. In addition, a portion of the products we sell to domestic distributors is resold to foreign end-users. All of these sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.

Foreign governments could adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities abroad. Furthermore, the political, cultural and economic climate outside the United States may not be favorable to our business and growth strategy.

Risks Related to Potential Future Acquisitions—We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

We intend to pursue acquisitions that we believe will present opportunities consistent with the Company’s value generation strategy. This acquisition strategy may require substantial capital, and we may not be able to raise the necessary funds on terms satisfactory to us or at all. Our acquisition strategy is also limited by the availability of suitable acquisition candidates. We cannot provide assurance that we will be able to consummate any future acquisitions.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses or periodic impairment charges related to goodwill and other intangible assets, which could have a material adverse effect upon our business.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. For all of these reasons, if any such acquisitions occur, our business could be adversely affected.

Competition—We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies, some of which have significantly greater financial, technological and marketing resources than us. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistently high quality, short lead-time and timely delivery, competitive price, superior customer service and support and continued certification under customer quality requirements and assurance programs. Our inability to compete successfully with respect to these or other factors may materially adversely affect our business and financial condition.

Control by Odyssey—We are controlled by Odyssey, whose interests may not be aligned with yours.

Odyssey Investment Partners (“Odyssey”) and its co-investors indirectly own approximately 83% of the common equity interests in our parent company, Holdings, on a fully diluted basis (including shares issuable upon exercise of warrants but excluding shares issuable upon exercise of stock options) and, therefore, have the power, subject to certain exceptions, to control Holdings. They also control the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. The interests of Odyssey may not in all cases be aligned with the Company’s creditors and other shareholders.

Product Liability; Claims Exposure—We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. While we believe that our liability insurance is adequate to protect us from future products liability claims, if claims were to arise, such insurance coverage may not be adequate.

Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business.

Forward-Looking Statements—Our Forward-Looking Statements May Prove To Be Inaccurate.

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements about forecasts, our plans, strategies and prospects in this Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we can give no assurance that they will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are set forth above in this “Risk Factors” section and elsewhere in this Report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 2.     PROPERTIES

TransDigm owns and operates a 130,000 square foot facility in Los Angeles, California, a 44,000 square foot facility in Cleveland, Ohio, a 219,000 square foot facility in Waco, Texas and a 219,000 square foot facility in Liberty, South Carolina. In addition, TransDigm leases and operates a 100,000 square foot facility in Fullerton, California and approximately 19,000 square feet in Richmond Heights, Ohio, which is also TransDigm’s headquarters. TransDigm also leases certain of its other non-material facilities. Management believes that its machinery, plants and offices are in satisfactory operating condition and will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3.     LEGAL PROCEEDINGS

During the ordinary course of business, TransDigm is from time to time threatened with, or may become a party to, legal actions and other proceedings. While TransDigm is currently involved in some legal proceedings, management believes the results of these proceedings will not have a material effect on the financial condition, results of operations or cash flows of TransDigm. TransDigm believes that its potential exposure to those legal actions is adequately covered by its aviation product and general liability insurance.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for the common stock of Holdings.

Holders

As of September 30, 2002, there were 22 record holders of Holdings’ common stock. Holdings is the sole shareholder of TransDigm’s common stock.

Dividends

There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the consolidated financial statements appearing elsewhere in this Report for restrictions on Holdings’ ability to pay dividends and TransDigm’s ability to transfer funds to Holdings.

Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” elsewhere in this Report.

ITEM 6.     SELECTED FINANCIAL DATA

Selected Historical Financial and Other Data of TransDigm Holding Company

The following table sets forth selected historical consolidated financial and other data of Holdings for each of the fiscal years ended September 30, 1998 through 2002 which have been derived from Holdings’ audited consolidated financial statements for those years. Separate historical financial information of TransDigm is not presented since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no significant operations or assets separate from its investment in TransDigm.

The Company acquired Marathon Power Technologies Company on August 8, 1997, ZMP, Inc. and its wholly-owned subsidiary, Adams Rite Aerospace, on April 23, 1999 and Christie Electric Corp. on March 8, 2000. On March 26, 2001, the Company acquired an exclusive, worldwide license to produce and sell products composed of a lubrication and scavenge pump product line along with certain related equipment and inventory. On May 31, 2001, the Company (through Champion Aerospace) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business (“Champion Aviation”) from Federal Mogul Ignition Company, a wholly-owned subsidiary of Federal-Mogul Corporation. All of the acquisitions were accounted for as purchases. The results of operations of Champion Aerospace, Marathon, ZMP, Adams Rite Aerospace, Christie Electric Corp. and the acquired product line are included in Holdings’ consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and the notes thereto included elsewhere herein.

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)
Statement of Operations Data:
Net sales	$110,868	$130,818	$150,457	$200,773	$248,802
Gross profit (1)	51,473	60,867	68,264	82,248	114,227
Selling and administrative	10,473	13,620	16,799	20,669	21,905
Amortization of intangibles	2,438	2,063	1,843	2,966	6,294
Research and development	1,724	2,139	2,308	2,943	2,057
Merger expenses	—	40,012	—	—	—

Operating income (1)	36,838	3,033	47,314	55,670	83,971
Interest expense, net (2)	3,175	22,722	28,563	31,926	36,538
Warrant put value adjustment	6,540	—	—	—	—

Pre-tax income (loss)	27,123	(19,689)	18,751	23,744	47,433
Provision (benefit) for income taxes	12,986	(2,772)	7,972	9,386	16,804

Net income (loss)	$14,137	$(16,917)	$10,779	$14,358	$30,629

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)
Balance Sheet Data (at end of period):
Cash and Cash Equivalents	$19,486	$2,729	$4,309	$11,221	$49,206
Working capital	16,654	35,531	39,437	55,672	99,035
Total assets	115,785	164,417	168,833	372,898	402,226
Long-term debt, including current portion	45,000	266,557	261,601	413,209	408,952
Total stockholders’ equity (deficiency)	36,427	(127,622)	(118,409)	(103,388)	(77,156)

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$23,455	$(16,219)	$16,305	$22,761	$56,452
Investing activities	(4,295)	(44,599)	(5,120)	(173,588)	(5,439)
Financing activities	(5,071)	44,061	(9,605)	157,739	(13,028)
EBITDA (3)	43,305	9,407	53,826	64,316	97,463
EBITDA, As Defined (4)	43,547	50,562	54,011	70,955	97,463
EBITDA, As Defined, margin	39.3%	38.7%	35.9%	35.3%	39.2%
Depreciation and amortization	$6,467	$6,374	$6,512	$8,646	$13,492
Capital expenditures	5,061	3,043	4,368	4,486	3,816
Ratio of earnings to fixed charges (5)	9.0x	.1x	1.6x	1.7x	2.3x
Ratio of EBITDA, As Defined, to interest expense	13.7x	2.2x	1.9x	2.2x	2.7x
Ratio of EBITDA, As Defined, to interest expense, As Defined (6)	13.7x	2.4x	2.1x	2.4x	3.0x
Ratio of total debt to EBITDA, As Defined	1.0x	5.3x	4.8x	5.8x	4.2x

(1)
Gross profit and operating income include the effect of a non-cash charge of $242 in fiscal 1998 due to a purchase accounting adjustment to inventory associated with the acquisition of Marathon, a non-cash charge of $1,143 in fiscal 1999 due to a purchase accounting adjustment to inventory associated with the acquisition of Adams Rite Aerospace, a non-cash charge of $185 in fiscal 2000 due to a purchase accounting adjustment to inventory associated with the acquisition of Christie, and non-cash charges of $3,193 and $3,446 in fiscal 2001 due to purchase accounting adjustments to inventory associated with the acquisitions of assets and liabilities from Champion Aviation and a lube pump product line, respectively.

(2)
All of the interest expense reported for fiscal 1998 represents interest expense of TransDigm. Holdings had no interest expense prior to the Recapitalization discussed in Note 1 to the consolidated financial statements of Holdings included elsewhere in this Report. After the Recapitalization, Holdings incurred $3,706, $2,988, $2,670 and $2,000 of interest expense during fiscal 2002, 2001, 2000 and 1999, respectively, relating to the Holdings PIK Notes. Holdings has no other interest expense. TransDigm is not an obligor or a guarantor under the Holdings PIK Notes.

(3)
EBITDA represents earnings before interest, taxes, depreciation, amortization and warrant put value adjustment. EBITDA is presented because management believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in Holdings’ industry. However, other companies in Holdings’ industry may calculate EBITDA differently than Holdings does. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or an alternative to net income as indicators of Holdings’ operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. See Holdings’ consolidated statements of cash flows included in Holdings’ consolidated financial statements included elsewhere in this Report.

(4)	EBITDA, As Defined, is calculated as follows:

	1998	1999	2000	2001	2002
EBITDA	$43,305	$9,407	$53,826	$64,316	$97,463
Adjustments:
Merger Expenses	—	40,012	—	—	—
Inventory Purchase Accounting
Adjustments	242	1,143	185	6,639	—

EBITDA, As Defined	$43,547	$50,562	$54,011	$70,955	$97,463

EBITDA, As Defined, is presented herein to provide additional information with respect to the ability of Holdings to satisfy its debt service, capital expenditure and working capital requirements and because certain types of covenants in TransDigm’s and Holdings’ borrowing arrangements are tied to similar measures. While EBITDA-based measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

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

(6)
Interest Expense, As Defined, represents the Company’s consolidated interest expense exclusive of the non-cash interest expense recognized for the Holdings PIK Notes issued in connection with the Recapitalization. This ratio is provided because a debt covenant in the Company’s credit facility is based on a similar measure.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company’s products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets. TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers (“OEMs”) and various agencies of the United States and foreign governments. TransDigm generates the majority of its income from operations and earnings before interest, taxes, depreciation and amortization (“EBITDA”) from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm’s OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

In connection with the Recapitalization that occurred during fiscal 1999, including the financing and the application of the proceeds thereof, TransDigm incurred certain nonrecurring costs and charges, consisting primarily of compensation costs for management bonuses and stock options that were canceled in conjunction with the recapitalization, the cost of terminating a financial advisory services agreement with an affiliate of one of our stockholders, the write-off of deferred financing costs, and professional, advisory and financing fees. TransDigm recorded a one-time charge of approximately $40.0 million ($29.0 million after tax) related to the Recapitalization during the year ended September 30, 1999. Because the cash costs included in this charge were funded principally through the proceeds of Senior Subordinated Notes and borrowings under our credit facility, this cost did not materially impact our liquidity, ongoing operations or market position.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company’s fiscal year ends on September 30.

Recent Developments

The aerospace industry was hit particularly hard by the events of September 11, 2001. The immediate reduction in air traffic severely impacted the profitability of the airline industry, which began to curtail flights and stretch out or cancel airframe deliveries. Facing this expected downturn, the Company implemented a series of actions to significantly reduce its cost structure while maintaining its ability to respond to market dynamics and develop new business. As part of this effort, the Company significantly reduced its workforce in October 2001.

The Company generated net sales, operating income and EBITDA, As Defined, of $248.8 million, $84.0 million and $97.5 million, respectively for fiscal 2002, and $200.8 million, $55.7 million and $71.0 million for fiscal 2001. As previously reported, on a pro forma basis (as if the Champion Aerospace acquisition had occurred on the first day of the fiscal year), the Company’s net sales, operating income and EBITDA, As Defined were $247.8 million, $65.6 million and $84.2 million in fiscal 2001. During fiscal year 2002, the Company was selected by Airbus to provide certain cockpit door security mechanisms for a complete retrofit of both their wide body and narrow body fleet. The Company received orders from Airbus for these cockpit door security mechanisms totaling approximately $22 million during fiscal 2002 and anticipates receiving additional orders in fiscal 2003 and beyond. Approximately $11 million of the orders were shipped and recorded as sales through September 30, 2002. Shipments will continue into fiscal 2003 and future years. The Airbus sales helped to offset declines in sales from other products during 2002 as a result of the events of September 11, 2001.

EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA, As Defined, is calculated by adding to EBITDA the incremental inventory costs associated with the write up of inventory required by the purchase accounting treatment applied to the acquisitions of Champion Aerospace and a product line. EBITDA and EBITDA, As Defined, are presented herein to provide additional information with respect to the ability of the Company to satisfy its debt service, capital expenditure and working capital requirements and because certain types of covenants in TransDigm’s and Holdings’ borrowing arrangements are tied to similar measures. While EBITDA-based measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. EBITDA and EBITDA, As Defined, are not measurements of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or an alternative to net income as indicators of the Company’s operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America.

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurances that the Company’s current outlook will prove to be correct.

Significant Acquisition

In the ordinary course of business, the Company pursues acquisitions where management believes it can enhance value, reduce costs and develop new business. The following is a summary of a significant acquisition during fiscal 2001.

On May 31, 2001, TransDigm (through Champion Aerospace) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company, or Federal-Mogul, a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. Champion Aerospace is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products. The products include, without limitation, igniters, spark plugs and exciters for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

Significant Accounting Policies

Holdings’ consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company’s significant accounting policies are described in Note 3 to Holdings’ consolidated financial statements included elsewhere in this Report.

Accounting estimates are an integral part of Holdings’ consolidated financial statements and are based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in Holdings’ consolidated financial statements for fiscal years 2000, 2001 and 2002 include the valuation allowances for inventory obsolescence and uncollectible accounts receivable, accrued liabilities recognized for losses on uncompleted contracts, environmental costs, sales returns and repairs, and allocations of purchase prices for business combinations, along with pending purchase price adjustment amounts.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Fiscal Year Ended September 30,
	2000	2001	2002
Net sales	100%	100%	100%

Gross profit	45	41	46
Selling and administrative	11	10	9
Amortization of intangibles	1	2	2
Research and development	2	1	1

Income from operations	31	28	34
Interest expense—net	19	16	15
Income tax provision	5	5	7

Net income	7%	7%	12%

Changes in Results of Operations

Fiscal Year Ended September 30, 2002 Compared With Fiscal Year Ended September 30, 2001.

•
Net Sales.  Net sales increased by $48.0 million, or 23.9%, to $248.8 million for the year ended September 30, 2002 from $200.8 million for the year ended September 30, 2001, primarily due to the Champion Aerospace and product line acquisitions as well as new business with Airbus relating to the sale of certain cockpit security door mechanisms, which more than offset decreases in sales resulting from the industry events triggered in part by the September 11, 2001 terrorist attacks.

•
Gross Profit.  Gross profit (net sales less cost of sales) increased by $32.0 million, or 38.9%, to $114.2 million for the year ended September 30, 2002 from $82.2 million for the year ended September 30, 2001. This increase is attributable to higher sales discussed above and $6.6 million, or 3.3% of sales, of non-cash charges in 2001 resulting from inventory purchase price accounting adjustments pertaining to the Champion Aerospace and product line acquisitions. Gross profit as a percentage of net sales increased to 46% for the year ended September 30, 2002 from 41% for the year ended September 30, 2001, principally due to 2001 non-cash charges discussed above, cost saving actions taken after the September 11, 2001 terrorist attacks, and the strength of the Company’s propriety products and market positions.

•
Selling and Administrative.  Selling and administrative expenses increased by $1.2 million, or 6.0%, to $21.9 million for the year ended September 30, 2002 from $20.7 million for the year ended September 30, 2001, primarily due to the Champion Aerospace acquisition offset by cost saving actions taken after the September 11, 2001 terrorist attacks. Selling and administrative expenses as a percentage of net sales decreased slightly from 10% for the year ended September 30, 2001 to 9% for the year ended September 30, 2002 due to increased selling and administrative efficiencies as a result of the Champion Aerospace acquisition and September 11th related cost reductions.

•
Amortization of Intangibles.  Amortization of intangibles increased by $3.3 million, or 112%, to $6.3 million for the year ended September 30, 2002 from $3.0 million for the year ended September 30, 2001, primarily as a result of the intangible assets recognized in connection with the Champion Aerospace acquisition.

•
Research and Development.  Research and development expense decreased $0.6 million, or 30.1%, from $2.9 million for the year ended September 30, 2001 to $2.1 million for the year ended September 30, 2002, primarily due to September 11th related cost reductions. Research and development expense as a percentage of net sales was consistent at 1% for each of the years ended September 30, 2002 and September 30, 2001.

•
Income from Operations.  Income from operations increased $28.3 million, or 50.8%, from $55.7 million for the year ended September 30, 2001 to $84.0 million for the year ended September 30, 2002, due to the factors described previously.

•
Interest Expense.  Interest expense increased by $4.6 million, or 14.4%, to $36.5 million for the year ended September 30, 2002 from $31.9 million for the year ended September 30, 2001. This was caused by an increase in the average level of outstanding borrowings as a result of the Champion Aerospace acquisition and the issuance of $75 million in aggregate principal amount of additional Senior Subordinated Notes in June 2002, partially offset by a decrease in interest rates on borrowings under the Company’s credit facility.

•
Income Taxes.  Income tax expense as a percentage of income before income taxes was 35.4% for fiscal 2002 compared to 39.5% for fiscal 2001, primarily due to increased tax benefits generated by research and development tax credits and a decline in non-deductible goodwill amortization and interest expense as a percentage of income before income taxes. During the year ended September 30, 2002, the Company filed amended income tax returns for fiscal years 1998 through 2000 with the Internal Revenue Service (“IRS”) requesting refunds totaling approximately $1.8 million for research and development tax credits that had not been claimed on previously filed tax returns. Because these income tax returns are currently being audited by the IRS, the Company has not recorded potential tax refunds that could result from these additional credits.

•
Net Income.  The Company earned $30.6 million for the year ended September 30, 2002 compared to $14.4 million for the year ended September 30, 2001 primarily as a result of the factors referred to above.

Fiscal Year Ended September 30, 2001 Compared With Fiscal Year Ended September 30, 2000.

•
Net Sales.  Net sales increased by $50.3 million, or 33.4%, to $200.8 million for the year ended September 30, 2001 from $150.5 million for the year ended September 30, 2000. Approximately $34.3 million of the increase was due to the Champion Aerospace and product line acquisitions and the remainder was due to increased pricing and volume on existing products and new business opportunities.

•
Gross Profit.  Gross profit (net sales less cost of sales) increased by $13.9 million, or 20.5%, to $82.2 million for the year ended September 30, 2001 from $68.3 million for the year ended September 30, 2000. This increase is attributable to higher sales discussed above. Gross profit as a percentage of net sales declined to 41% for the year ended September 30, 2001 from 45% for the year ended September 30, 2000, principally due to $6.6 million, 3.3% of sales, of non-cash charges from inventory purchase accounting adjustments related to the Champion Aerospace and product line acquisitions.

•
Selling and Administrative.  Selling and administrative expenses increased by $3.9 million, or 23%, to $20.7 million for the year ended September 30, 2001 from $16.8 million for the year ended September 30, 2000. Approximately $2.1 million of the increase was due to the Champion Aerospace and product line acquisitions and the remainder was due to additional new business initiatives. Selling and administrative expenses as a percentage of net sales decreased slightly from 11% for the year ended September 30, 2000 to 10% for the year ended September 30, 2001.

•
Amortization of Intangibles.  Amortization of intangibles increased by $1.2 million, or 60.9%, to $3.0 million for the year ended September 30, 2001 from $1.8 million for the year ended September 30, 2000. This increase is primarily the result of amortization of intangible assets recognized in connection with the Champion Aerospace acquisition.

•
Research and Development.  Research and development expense increased $0.6 million, or 27.5%, to $2.9 million for the year ended September 30, 2001 compared to $2.3 million for the year ended September 30, 2000, principally due to the Champion Aerospace acquisition and additional research and development activities to complement the Company’s sales efforts. Research and development expense as a percentage of net sales decreased slightly from 2% for the year ended September 30, 2000 to 1% for the year ended September 30, 2001.

•
Income from Operations.  Income from operations increased $8.4 million, or 17.7%, from $47.3 million for the year ended September 30, 2000 to $55.7 million for the year ended September 30, 2001, due to the factors described previously.

•
Interest Expense.  Interest expense increased by $3.3 million, or 11.8%, to $31.9 million for the year ended September 30, 2001 from $28.6 million for the year ended September 30, 2000. This was caused by an increase in the average level of outstanding borrowings in connection with the Champion Aerospace acquisition, partially offset by a decrease in interest rates.

•
Income Taxes.  Income tax expense as a percentage of income before income taxes was 39.5% for fiscal 2001 compared to 42.5% for fiscal 2000, primarily due to increased tax benefits generated by foreign sales and a decline in non-deductible goodwill amortization and interest expense as a percentage of income before income taxes.

•
Net Income.  The Company earned $14.4 million for the year ended September 30, 2001 compared to $10.8 million for the year ended September 30, 2000 primarily as a result of the factors referred to above.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the years ended September 30, 2002, 2001 and 2000 were not significant.

Liquidity and Capital Resources

The Company generated approximately $56.5 million of cash from operating activities during the year ended September 30, 2002 compared to approximately $22.8 million during the year ended September 30, 2001. The increase is primarily due to increased earnings from the Champion Aerospace and product line acquisitions, cost saving actions the Company undertook as a result of the September 11, 2001 terrorist attacks, a decrease in accounts receivable, and the strength of the Company’s proprietary products and market positions.

Cash used in investing activities was approximately $5.4 million during the year ended September 30, 2002 compared to approximately $173.6 million used during the year ended September 30, 2001. The decrease is mainly due to the acquisitions of Champion Aerospace and a product line in fiscal 2001.

Cash used by financing activities during the year ended September 30, 2002 was approximately $13.0 million compared to approximately $157.7 million provided by financing activities during the year ended September 30, 2001. The cash used in financing activities during fiscal 2002 resulted from the repayment of approximately $84.8 million in term loans under the Company’s senior secured credit facility (the “Senior Credit Facility”) offset by proceeds from the issuance of additional Senior Subordinated Notes, net of fees, of $73.6 million. The cash provided by financing activities of approximately $157.7 million during fiscal 2001 was primarily due to the incurrence of substantial indebtedness relating to the acquisition of Champion Aerospace.

The Company’s Senior Credit Facility consists of (1) a $30.0 million Revolving Credit Facility maturing in November 2004 and (2) a Term Loan Facility in an aggregate principal amount of $263.8 million, consisting of a $43.3 million Tranche A Facility which was repaid in fiscal 2002, a $105.5 million Tranche B Facility maturing in May 2006 and a $115.0 million Tranche C Facility maturing in May 2007. As of September 30, 2002, the outstanding balances of the Revolving Credit Facility and the Tranche A, B and C facilities were $0, $0, $83.6 million and $92.2 million, respectively. No additional borrowings are available under the Tranche A, B and C facilities of the Term Loan Facility.

The interest rate for the Senior Credit Facility is, at the Company’s option, either (A) a floating rate equal to the base rate plus the applicable margin, as defined in the Senior Credit Facility, or (B) the Eurodollar rate for fixed periods of one, two, three, or six months, plus the applicable margin. The overall interest rate and applicable margin are determined based on (1) in the case of the Tranche A Facility and the Revolving Credit

Facility, (A) an interest rate determined by the base rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; or (B) an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; and (2) in the case of the Tranche B Facility and the Tranche C Facility, (A) an interest rate determined by the base rate, plus 2.50%; or (B) an interest rate determined by the Eurodollar rate, plus 3.50%. The Senior Credit Facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and, during fiscal 2003 and thereafter, 50% of excess cash flow (as defined in the Senior Credit Facility) in excess of a predetermined amount under the Senior Credit Facility.

The Senior Credit Facility requires the Company to repay the outstanding indebtedness on a periodic basis through the various maturity dates. The Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Holdings PIK Notes (the “Indentures”) also contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Senior Credit Facility and Indentures require the Company to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Indentures or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply the Company with further funds. The Company is currently in compliance with the covenants contained in the Senior Credit Facility and the Indentures.

TransDigm repaid the Tranche A facility and part of the Tranche B and C facilities with the net proceeds from the offering of $75 million in aggregate principal amount of additional Senior Subordinated Notes in fiscal 2002. In addition, TransDigm amended its Senior Credit Facility in connection with the offering of the additional Senior Subordinated Notes. The amendments to the Senior Credit Facility:

•	allowed TransDigm to incur the indebtedness represented by the Senior Subordinated Notes;

•	allow TransDigm to pay dividends to Holdings for the purpose of retiring the Holdings PIK Notes;

•
allow TransDigm to incur up to $150.0 million of additional bank borrowings or subordinated debt (for which there are currently no commitments to provide such funds), subject to certain restrictions, including a requirement that such debt must be used:

•	to finance acquisitions permitted by the Senior Credit Facility, as amended, or

•	to pay the dividends to Holdings to retire the Holdings PIK Notes;

•	allow TransDigm to effect permitted acquisitions, with the aggregate amount paid for all such permitted acquisitions not to exceed $225.0 million;

•	require that at least $10.0 million must remain unused and available under the $30.0 million Revolving Credit Facility immediately following any acquisition;

•	modified certain existing financial covenants; and

•	waived any mandatory prepayment from excess cash flow for fiscal 2002.

The Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, holds a presently-exercisable put option enabling him to require Holdings to purchase up to 80% of his common stock (including shares that may be acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. As of September 30, 2002, 8,114 shares of common stock that Mr. Peacock can acquire under presently-exercisable stock options are subject to the put. The estimated fair value of the 6,491 shares Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at September 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. See “Management – Employment Agreements” and “Management – Stock Option Plans.” Also see Notes 13 and 16 of the consolidated financial statements included elsewhere in this Report.

The prepayment provision of the Holdings PIK Notes contains a prepayment penalty that begins to increase on December 4, 2003. TransDigm may pay a dividend to Holdings to repurchase the Holdings PIK Notes prior to December 4, 2003. The Senior Credit Facility, as amended, will permit this dividend. In addition, TransDigm anticipates that, on the date of its payment, this dividend will be permitted under the restricted payments covenant of the Indenture governing the Senior Subordinated Notes.

The following table sets forth the Company’s contractual cash obligations and other commercial commitments for the next several fiscal years (in millions):

	2003	2004	2005	2006	2007	2008 and Thereafter	Total
Contractual Cash Obligations:
Long-Term Debt (1)	$4.5	$13.1	$36.7	$54.9	$66.6	$231.3	$407.1
Operating Leases	1.3	1.3	1.2	1.0	.7	3.8	9.3
Redeemable Preferred Stock (2)	—	—	—	—	—	18.4	18.4
Other Long-Term Obligations	2.6	2.2	2.2	—	—	—	7.0

Total Contractual Cash Obligations	$8.4	$16.6	$40.1	$55.9	$67.3	$253.5	$441.8

(1)
This assumes repayment of $31.3 million of Holdings PIK Notes in fiscal 2009. As mentioned earlier, TransDigm may pay a dividend to Holdings to be used to prepay the Holdings PIK Notes before the end of fiscal 2004. The amounts also exclude a $1.9 million premium incurred in connection with the offering of the additional Senior Subordinated Notes in fiscal 2002 which will be amortized over the term of the notes.

(2)	This amount excludes $2.3 million of unamortized original issue discount and issuance costs as of September 30, 2002.

The Company’s primary future cash needs will consist of debt service, working capital and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $3.8 million and $4.5 million during fiscal 2002 and 2001, respectively. The Company expects its capital expenditures will increase moderately in the future.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company intends to pursue additional acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any material acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current level of operations and anticipated cost savings and operating improvements, management believes that cash flow from operations, available cash and available borrowings under the Senior Credit Facility, will be adequate to meet future liquidity needs for at least the next several years. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. See “Risk Factors.”

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets which became effective for the Company on October 1, 2002. Under the provisions of SFAS No. 142 amortization of goodwill ceased effective October 1, 2002. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense beginning in fiscal 2003. Goodwill amortization will be replaced with the requirement to test goodwill at least annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The Company has not determined the impact, if any, that the impairment test will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of this statement will not have a material effect on its financial position or results of operations.

Quantitative and Qualitative Disclosure About Market Risk

At September 30, 2002, the Company is subject to interest rate risk with respect to borrowings under its Senior Credit Facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $175.8 million of borrowings outstanding under the Senior Credit Facility at September 30, 2002 was 5.4%. The effect of a hypothetical one percentage point increase in interest rates would increase the Company’s annual interest costs under the Senior Credit Facility by approximately $1.8 million based on the amount of borrowings outstanding at September 30, 2002.

Also outstanding at September 30, 2002 was $200.0 million of Company indebtedness in the form of the Senior Subordinated Notes, $31.3 million of Holdings PIK Notes and Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $18.4 million. In addition, as of September 30, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put that enables Mr. Peacock to require Holdings to repurchase, at fair market value, up to 80% of such shares after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at September 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. The interest rates on the Senior Subordinated Notes and the Holdings PIK Notes are fixed at 10 3/8 % and 12% per year, respectively, and the dividends accrue on the Holdings 16% Redeemable Preferred Stock at 16% annually. The fair value of the Senior Subordinated Notes was approximately $205 million at September 30, 2002, based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes and the Holdings 16% Redeemable Preferred Stock is not considered practicable because they are not publicly traded. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity). In addition, Holdings’ only obligations at September 30, 2002 other than its guarantees of debt under the indenture that governs the Senior Subordinated Notes and the Senior Credit Facility consist of (1) the Holdings PIK Notes of $31.3 million due in fiscal 2009; (2) the Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $18.4 million; and (3) “put” rights held by certain persons to require Holdings to repurchase, at fair market value, shares of Holdings’ common stock (including shares that may be acquired through the exercise of stock options) held by such persons. The Holdings PIK Notes bear interest in the form of additional Holdings PIK Notes at 12% annually and the Holdings 16% Redeemable Preferred Stock accrues dividends in cash, or at Holdings’ option, in the form of additional shares of Holdings cumulative redeemable preferred stock, at 16% annually. Interest expense recognized on the Holdings PIK Notes during the year ended September 30, 2002 was $3.7 million. Dividend accrual on the Holdings 16% Redeemable Preferred Stock during the year ended September 30, 2002 was $2.6 million. As of September 30, 2002, up to 80% of the 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at September 30, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                    DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning the directors and executive officers of Holdings and the Company:

Name	Age	Position

Douglas W. Peacock	64	Chairman of the Board of Directors
W. Nicholas Howley	50	President, Chief Executive Officer and Director
Robert S. Henderson	46	President, AdelWiggins Group
Raymond F. Laubenthal	41	President, AeroControlex Group
John F. Leary	55	President, Adams Rite Aerospace, Inc.
Albert J. Rodriguez	42	President, Marathon Power Technologies Company
W. Todd Littleton	39	President, Champion Aerospace Inc.
Gregory Rufus	46	Vice President and Chief Financial Officer
Stephen Berger	63	Director
Muzzafar Mirza	44	Director
William Hopkins	39	Director
Thomas R. Wall, IV	44	Director
John W. Paxton	65	Director

Mr. Peacock has been Chairman of the Board of Directors of TransDigm since its inception in September 1993 and Chairman of the Board of Directors of Holdings since the consummation of the Recapitalization. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm and Holdings. He is also a director of Microporous Products, L.P. Prior to joining TransDigm, Mr. Peacock spent six years with IMO Industries Inc. as Executive Vice President of IMO’s Instruments and Aero Components Group from 1991 to 1993, Executive Vice President of Power Systems from 1989 to 1991, and managed IMO’s Turbomachinery business from 1987 to 1989. Prior to joining IMO, Mr. Peacock spent 15 years in various managerial positions at Westinghouse Electric Corp. Mr. Peacock received a B.S. degree in chemical engineering from Washington State University and a Ph.D. in physical chemistry from the University of Illinois.

Mr. Howley has been a Director and President of TransDigm and Holdings since the consummation of the Recapitalization. He has served as Chief Executive Officer of TransDigm and Holdings since December 2001. From the completion of the Recapitalization until December 2001, Mr. Howley served as President and Chief Operating Officer of TransDigm and Holdings. Mr. Howley served as Executive Vice President of TransDigm and President of the AeroControlex Group from TransDigm’s inception in September 1993 to the date of the consummation of the Recapitalization. Prior to joining TransDigm, Mr. Howley served as General Manager of IMO Industries Inc. Aeroproducts Division, and Director of Finance for the 15 divisions of IMO’s Turbomachinery, Aerospace, and Power Transmission groups. Mr. Howley received his B.S. in engineering from Drexel University and an MBA from the Harvard University Graduate School of Business.

Mr. Henderson became President of the AdelWiggins Group in August 1999. He previously had served as President of Marathon Power Technologies Company since March 1998. From November 1994 until March 1998, he served as Manager of Operations for the AdelWiggins Group. From 1991 until 1994, Mr. Henderson served as Operations Manager at RainBird Sprinkler. Mr. Henderson received his B.A. in mathematics from Brown University and attended the Harvard University Graduate School of Business.

Mr. Laubenthal has been President of the AeroControlex Group since November 1998. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group and had prior extensive experience in manufacturing and engineering at Parker Hannifin Corporation and Textron. From October 1993 to December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Mr. Laubenthal received a B.S. degree in mechanical engineering from Case Western Reserve University and an MBA from Northern Illinois University.

Mr. Leary has been President of Adams Rite Aerospace, Inc. since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company. From 1991 to 1995, Mr. Leary was the Plant Manager of Emerson Electric, Chromalox Division. Mr. Leary received a B.S. degree in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. Rodriguez has been President of Marathon Power Technologies Company since September 1999. From January 1998 until September 1999, Mr. Rodriguez served as Director of Commercial Operations for the AeroControlex Group. From 1993 to 1997, Mr. Rodriguez served as Director of Sales and Marketing for the AeroControlex Group. Mr. Rodriguez has prior experience with IMO Industries, Esterline, as well as Kaiser Aerospace. Mr. Rodriguez received his Bachelor of Engineering with a concentration in Chemical Engineering from Stevens Institute of Technology.

Mr. Littleton has been President of Champion Aerospace Inc. since March 2002. He previously had served as Director of Operations, Engineering for Champion Aerospace Inc. since July 2001. Mr. Littleton came to this position from Robert Bosch Corp. where he was Director of Manufacturing for Anti-Lock Brakes and Fuel Systems Products in Anderson, S.C. from 1989 to July 2001. Prior to that, he was Business Unit Manager with responsibility for Bosch’s fuel systems product business. His prior experience also includes various operating management and engineering assignments with WABCO and T&S Brass. Mr. Littleton received a B.S. degree in mechanical engineering from Auburn University and has completed the Executive Leadership Skills Program at the University of South Carolina.

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

Mr. Berger has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. He is also currently serving as Chairman of Odyssey Investment Partners, LLC. Prior to joining Odyssey Investment Partners, LLC, Mr. Berger was a general partner of Odyssey Partners, LP. From 1990 to 1993, Mr. Berger served as Chairman and CEO of FGIC, a wholly-owned subsidiary of GE Capital Corp., and subsequently became Executive Vice President of GE Capital Corp. From 1985 to 1990, Mr. Berger was Executive Director of the Port Authority of New York and New Jersey. Mr. Berger presently serves as a member of the Board of Trustees of Brandeis University and a member of the Board of Directors of Dayton Superior.

Mr. Mirza has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Mirza is also currently a Managing Principal of Odyssey Investment Partners, LLC and was a principal in the private equity investing group of Odyssey Partners, LP from 1993 to 1997. In addition, Mr. Mizra is currently a member of the Board of Directors of Dresser, Inc. From 1988 to 1993, Mr. Mirza was employed by the merchant banking group of GE Capital Corp.

Mr. Hopkins has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Hopkins is also currently a Managing Principal of Odyssey Investment Partners, LLC and was a principal in the private equity investing group of Odyssey Partners, LP from 1994 to 1997. In addition, Mr. Hopkins is currently a member of the Board of Directors of Dayton Superior Corporation. Prior to joining Odyssey, Mr. Hopkins was a member of the merchant banking group of GE Capital Corp.

Mr. Wall has served as a Director of Holdings and TransDigm since their inception in 1993. Mr. Wall joined Kelso & Company in 1983 and has served as a Managing Director of Kelso & Company since 1990. Mr. Wall presently serves as a member of the Board of Directors of Citation Corporation, Consolidated Vision Group, Inc., Key Components, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles, Inc., and 21st Century Newspapers, Inc.

Mr. Paxton has served as a Director of Holdings and TransDigm since the consummation of the Recapitalization. Mr. Paxton has been President of the Bar Code Business Unit of Zebra Technologies since February 2002 and is currently a member of its Board of Directors. Immediately prior to joining Zebra, Mr. Paxton headed Paxton Associates, LLC, a Business Consulting Firm. From March 1999 to December 2000, Mr. Paxton was Chairman and Chief Executive Officer of Telxon Corporation. In December 1998, Mr. Paxton became Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, a private equity fund engaged in making investments primarily in middle market companies in a variety of industries. Beginning in October 1995, he was affiliated with Monarch Marking Systems and Paxar Corporation, following Paxar’s acquisition of Monarch in March 1997. In October 1995, Mr. Paxton was named Monarch’s President and Chief Executive Officer and served on Monarch’s board of directors. In October 1997, he became Executive Vice President of Paxar Corporation and President of the company’s Printing Solutions Group and served in these positions until the end of 1998. Mr. Paxton is a director of Dayton Superior Corporation, whose board he joined in 2001.

Board Committees

Holdings’ Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee, which is comprised of Messrs. Berger, Mirza and Hopkins, establishes salaries, incentives and other forms of compensation for executive officers and administers incentive compensation and benefit plans provided for employees. The Audit Committee, which is comprised of Messrs. Mirza and Hopkins, reviews Holdings’ and TransDigm’s audit policies and oversees the engagement of Holdings’ and TransDigm’s independent auditors.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during fiscal 2002, 2001, and 2000 to each Chief Executive Officer of TransDigm during fiscal 2002 and each of the four other most highly paid individuals who were serving as executive officers of TransDigm at the end of fiscal 2002 (collectively the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (2)		Securities Underlying Options/SARs	All Other Compensation
Douglas W. Peacock,	2002	$162,500	$10,000	$24,193	(9)	—	$14,786	(3)
Chairman of the Board and	2001	345,000	420,000			—	17,795
Chief Executive Officer (1)	2000	330,000	200,000			—	18,575

W. Nicholas Howley,	2002	310,000	200,000			—	13,922	(4)
President, Chief Executive	2001	243,750	335,000			—	12,641
Officer and Director (1)	2000	225,000	135,000			—	12,094

Robert S. Henderson,	2002	166,875	65,000			—	10,046	(5)
President of AdelWiggins	2001	160,250	87,500			—	10,595
	2000	155,000	45,000			—	10,583

Raymond F. Laubenthal	2002	150,000	75,000			—	10,482	(6)
President of AeroControlex	2001	134,250	90,000			—	9,020
	2000	121,998	37,500			—	8,660

John F. Leary	2002	160,125	70,000			50 options	10,555	(7)
President of Adams Rite	2001	154,500	65,000			—	9,091
Aerospace	2000	148,750	55,000			—	8,742

Gregory Rufus,	2002	147,000	65,000			175 options	10,206	(8)
Vice President and	2001	137,250	92,500			—	7,185
Chief Financial Officer	2000	13,207	40,000			575 options	279

(1)
Effective December 3, 2001, Mr. Howley was named to the position of President and Chief Executive Officer. He previously served as President, Chief Operating Officer and Director. Mr. Peacock, who previously served as Chief Executive Officer, continues to serve as Chairman of the Board.

(2)
Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives, other than Mr. Peacock.

(3)
Includes $6,000 in contributions by TransDigm, as projected to calendar year end 2002, to a plan established under Section  401(k) of the Internal Revenue Code (the “401(k) plan”) and $8,786 of Company paid life insurance.

(4)	Includes $12,000 in contributions by TransDigm, as projected to calendar year end 2002, to the 401(k) plan and $1,922 in Company-paid life insurance.

(5)	Includes $8,706 in contributions by TransDigm, as projected to calendar year end 2002, to the 401(k) plan and $1,340 in Company-paid life insurance.

(6)	Includes $9,180 in contributions by TransDigm, as projected to calendar year end 2002, to the 401(k) plan and $1,302 in Company-paid life insurance.

(7)	Includes $9,690 in contributions by TransDigm, as projected to calendar year end 2002, to the 401(k) plan and $865 in Company-paid life insurance.

(8)	Includes $9,000 in contributions by TransDigm, as projected to calendar year end 2002, to the 401(k) plan and $1,206 in Company-paid life insurance.

(9)	Includes perquisites, $18,168 of which was for the imputed value for use of a Company automobile.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Exercise Price	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options/SAR at Fiscal Year-End		Value of Unexercised In- The Money Options/SARs At Fiscal Year-End (2)
Douglas W. Peacock,	$100	—	—	Exercisable	2,992	Exercisable	$7,420,160
Chairman of the Board (1)				Unexercisable	—	Unexercisable	—
	335	—	—	Exercisable	3,097	Exercisable	6,952,765
				Unexercisable	—	Unexercisable	—
	1,040	—	—	Exercisable	2,025	Exercisable	3,118,500
				Unexercisable	2,475	Unexercisable	3,811,500

W. Nicholas Howley,	100	—	—	Exercisable	3,890	Exercisable	9,647,200
President, Chief Executive				Unexercisable	—	Unexercisable	—
Officer and Director (1)	335	—	—	Exercisable	1,900	Exercisable	4,265,500
				Unexercisable	—	Unexercisable	—
	1,040	—	—	Exercisable	2,025	Exercisable	3,118,500
				Unexercisable	2,475	Unexercisable	3,811,500

Robert S. Henderson,	154	—	—	Exercisable	172	Exercisable	417,272
President of AdelWiggins				Unexercisable	—	Unexercisable	—
	200	—	—	Exercisable	400	Exercisable	952,000
				Unexercisable	—	Unexercisable	—
	335	—	—	Exercisable	200	Exercisable	449,000
				Unexercisable	—	Unexercisable	—
	1,040	—	—	Exercisable	315	Exercisable	485,100
				Unexercisable	385	Unexercisable	592,900

Raymond F. Laubenthal	100	—	—	Exercisable	80	Exercisable	198,400
President of AeroControlex				Unexercisable	—	Unexercisable	—
	200	—	—	Exercisable	400	Exercisable	952,000
				Unexercisable	—	Unexercisable	—
	335	—	—	Exercisable	300	Exercisable	673,500
				Unexercisable	—	Unexercisable	—
	1,040	—	—	Exercisable	315	Exercisable	485,100
				Unexercisable	385	Unexercisable	592,900

John F. Leary	1,040	—	—	Exercisable	225	Exercisable	346,500
President of Adams Rite				Unexercisable	275	Unexercisable	423,500
Aerospace	1,490	—	—	Exercisable	0	Exercisable	—
				Unexercisable	50	Unexercisable	54,500

Gregory Rufus,	1,180	—	—	Exercisable	259	Exercisable	362,600
Vice President and				Unexercisable	316	Unexercisable	442,400
Chief Financial Officer	1,490	—	—	Exercisable	—	Exercisable	—
				Unexercisable	175	Unexercisable	190,750

(1)
Effective December 3, 2001, Mr. Howley was named to the position of President and Chief Executive Officer. He previously served as President, Chief Operating Officer and Director. Mr. Peacock, who previously served as Chief Executive Officer, continues to serve as Chairman of the Board.

(2)
The value of an unexercised option equals the aggregate fair value of the shares underlying the option (based on a per share value of $2,580 at September 30, 2002), less the aggregate exercise price of the option. The $2,580 per share value used in this calculation is only an estimate as of September 30, 2002. The actual share value on that date may have been different, and share values are subject to change over time.

Management Stockholders’ Agreement

In connection with the Recapitalization, Holdings, Odyssey and the employee stockholders of Holdings, including the Named Executive Officers (the “Management Stockholders”) entered into a Management Stockholders’ Agreement (the “Management Stockholders’ Agreement”) which governs the shares of common stock of Holdings (the “Common Stock”) retained by such persons after the Recapitalization and any new shares acquired thereafter, including pursuant to the exercise of options. Subsequent to the Recapitalization, certain additional Management Stockholders have been signatories to the Management Stockholders’ Agreement. See “Executive Compensation—Stock Option Plan.”

The Management Stockholders’ Agreement provides that, except for certain transfers to family members and family trusts, no Management Stockholder may transfer Common Stock until the fifth anniversary of the Recapitalization, and thereafter, any proposed transfer will be subject to Holdings’ right of first refusal.

The Management Stockholders’ Agreement also provides that upon termination of the employment of a Management Stockholder under certain circumstances, that Management Stockholder will have certain put rights and Holdings will have certain call rights regarding any Common Stock or any options to purchase Common Stock, in each case, owned by him at that time.

Pursuant to his employment agreement, as amended, Mr. Peacock has additional rights to require Holdings to repurchase a portion of his Common Stock under certain circumstances. See “Executive Compensation-Employment Agreements.”

If the provisions of any law, the terms of credit and financing arrangements or Holdings’ financial circumstances would prevent Holdings from making a repurchase of shares pursuant to the Management Stockholders’ Agreement, Holdings will not make such purchase until all such prohibitions lapse, and will then pay the Management Stockholder, in addition to the repurchase price, a specified rate of interest on the repurchase price.

The Management Stockholders’ Agreement further provides that, in the event of certain types of transfers of Common Stock by Odyssey, the Management Stockholders may participate in those transfers and/or Odyssey may require the Management Stockholders to transfer their shares in those transactions, in each case, on a pro rata basis.

Pursuant to the Management Stockholders’ Agreement, the Management Stockholders are entitled to participate on a pro rata basis with, and on the same terms as, Odyssey in any future offering of Common Stock. Those participation rights will lapse following a public offering of Common Stock if the Common Stock so offered is then listed on a national exchange or if the public offering includes 50% or more of the outstanding Common Stock that will have been issued following the offering.

Employment Agreements

In connection with the Recapitalization, Holdings entered into an employment agreement with each of Messrs. Peacock and Howley. Effective as of December 3, 2001, Mr. Peacock resigned from his position as Chief Executive Officer of Holdings and TransDigm, but continues to serve as Holdings’ and TransDigm’s Chairman of the Board. Mr. Howley has succeeded Mr. Peacock to the position of Chief Executive Officer of Holdings and TransDigm. In connection with these events, Holdings amended the terms of its employment agreements with Messrs. Peacock and Howley.

Pursuant to the amended agreement with Mr. Peacock, Mr. Peacock will serve as Holdings’ and TransDigm’s Chairman of the Board through the earlier of December 3, 2006 or the occurrence of a “change in control” (as defined in his employment agreement), during which time he will receive an annual base salary at a rate no less than $100,000. In the event Mr. Peacock’s service terminates by reason of death, disability, termination without “cause” or resignation with “good reason” (all as defined in his employment agreement), Holdings will continue payment of base salary, bonus and other perquisites and benefits for 18 months thereafter. In the event Mr. Peacock’s services are terminated for any reason (other than for ”cause”), Holdings will provide medical coverage for Mr. Peacock and his spouse following such termination for their respective lives.

Under Mr. Howley’s amended employment agreement, Mr. Howley will serve as Holdings’ and TransDigm’s President and Chief Executive Officer for a period of at least five years, during which time he will receive an annual base salary at a rate no less than $335,000. In the event Mr. Howley’s employment terminates by reason of death, disability, termination without “cause” or resignation with “good reason” (all as defined in his employment agreement), Holdings will continue payment of base salary, bonus and other perquisites and benefits for 18 months thereafter.

Pursuant to these employment agreements, Messrs. Peacock and Howley are also eligible for annual salary increases as determined by Holdings’ Compensation Committee, and annual cash bonuses based on achievement of performance criteria established by Holdings’ Board of Directors.

Additionally, Mr. Peacock’s employment agreement provides that so long as he serves as Chairman of the Board, Mr. Peacock can require Holdings to repurchase up to 80% of his common stock (including certain options to purchase common stock), provided that Holdings satisfy certain financial targets. Mr. Peacock’s right to require the repurchase of these shares became exercisable in fiscal 2002 and Mr. Peacock shall have this right so long as he continues to serve as Chairman of the Board for Holdings and TransDigm. Holdings will be permitted to honor this repurchase obligation to Mr. Peacock by issuing notes under certain circumstances. Mr. Peacock may also require repurchase of his common stock under certain circumstances as set forth in the management stockholders’ agreement. See “Management Stockholders’ Agreement.”

1994 Stock Incentive Plan

In May 1994, Holdings adopted the TransDigm Holding Company Stock Incentive Plan (the “1994 Plan”). The 1994 Plan governs the 14,716 options outstanding as of September 30, 2002 that were retained pursuant to the Recapitalization (the “Rollover Options”), including the Rollover Options held by the Named Executive Officers. A total of 37,500 shares of Common Stock of Holdings were reserved for issuance under the 1994 Plan. However, Holdings has no intention of issuing any future options under the 1994 Plan.

The Compensation Committee has discretion under the 1994 Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by Holdings. In addition, the Board of Directors has the right to suspend or terminate the 1994 Plan, provided that no action of the Board of Directors may alter or impair a 1994 Plan participant’s rights without his or her consent. The stock option agreements issued under the 1994 Plan may be altered or amended by the Compensation Committee, provided that no action of the Compensation Committee may adversely affect a 1994 Plan participant’s rights under any such stock option agreement without his or her consent.

The Rollover Options are fully vested, nonforfeitable and have exercise prices equal to the per-share fair market value of Holdings’ Common Stock at the time of grant. Certain of the Rollover Options are intended to qualify as “incentive stock options” to the extent permitted under the Internal Revenue Code. The Rollover Options generally will expire 10 years after grant and may expire earlier in the event of a participant’s termination of employment.

1998 Stock Option Plan

During fiscal 1999, Holdings adopted the 1998 Stock Option Plan (the “Option Plan”), pursuant to which stock options may be granted to Independent Directors (as defined in the Option Plan), or to employees or consultants of Holdings, TransDigm and any subsidiary of Holdings or TransDigm (collectively, the “Plan Participants”). A total of 18,990 shares of Common Stock of Holdings were reserved for issuance under the Option Plan and 1,975, 1,570, 1,695 and 15,115 of the options were issued during fiscal 2002, 2001, 2000 and 1999, respectively. During fiscal 2002, 2001 and 2000, stock options pertaining to 960, 320 and 1,995 shares of Common Stock, respectively, were forfeited by employees due to terminations of such employees’ employment. Options to purchase these shares may be reissued by Holdings to other Plan Participants in the future. Holdings’ Chief Executive Officer has discretion to select the Plan Participants and to specify the terms of such options, including the number of shares, the exercise price and the terms of vesting and expiration of options, subject to approval by the Compensation Committee.

The Compensation Committee has discretion under the Option Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by Holdings. In addition, the Board of Directors has the right to amend, suspend or terminate the Option Plan, subject to stockholder approval for certain amendments.

In connection with the Recapitalization, and subsequent thereto, Holdings has granted options to certain employees of TransDigm, including the Named Executive Officers, for the purchase of shares of Common Stock of Holdings (the “New Options”). Such New Options are intended to qualify as “incentive stock options” to the extent permitted under the Internal Revenue Code, and have an exercise price equal to the price per share paid by Odyssey in connection with the Recapitalization (with respect to the New Options issued in connection with the Recapitalization) or the per-share fair market value of Holdings’ Common Stock at the time of grant (with respect to later grants of New Options). The New Options generally will expire 10 years after grant and may expire earlier in the event of a holder’s termination of employment.

Prior to May 31, 2001, the New Options vested upon the passage of time and/or upon Holdings’ attainment of certain financial targets. On May 31, 2001, the New Options were modified to provide for the vesting of an additional percentage of each optionee’s New Options so that a total of 45% of each optionee’s (including each Named Executive Officer’s) New Options outstanding as of May 31, 2001 were vested effective September 30, 2001. Additionally, such May 31, 2001 modification provided that, subject to each optionee’s (including each Named Executive Officer’s) continued employment with Holdings or TransDigm and, in the case of Mr. Peacock, continued service as Chairman of the Board of Holdings and TransDigm, the remaining 55% of each optionee’s (including each Named Executive Officer’s) New Options were eligible to become exercisable upon the earlier of (1) the date which is seven years and nine months after such New Option was granted, or (2) a “change in control,” if any, on or prior to September 30, 2003, pursuant to which certain investor return targets are satisfied.

Effective July 8, 2002, the New Options were further modified so that, subject to each optionee’s (including each Named Executive Officer’s) continued employment with TransDigm or Holdings and, in the case of Mr. Peacock, continued service as Chairman of the Board of Holdings and TransDigm, the remaining 55% of each optionee’s (including each Named Executive Officer’s) New Options are eligible to become exercisable upon the earlier of (1) the date which is seven years and nine months after such New Option was granted, or (2) a “change in control”, if any, on or prior to September 30, 2004, pursuant to which certain investor return targets are satisfied.

New Options issued after May 31, 2001 vest as follows: 45% of each such New Option is eligible to become exercisable, subject to each optionee’s continued employment with TransDigm or Holdings, on the first anniversary of the grant date of such New Option and the remaining 55% of each such New Option is eligible to become exercisable, subject to each optionee’s continued employment with TransDigm or Holdings, upon the earlier of (i) the date which is seven years and nine months after such grant date, or (ii) a “change in control,” if any, on or prior to September 30, 2004, pursuant to which certain investor return targets are satisfied.

1999 Stock Purchase Plan

During fiscal 1999, Holdings adopted the 1999 Stock Purchase Plan of TransDigm Holding Company (the “Stock Purchase Plan”), pursuant to which Holdings may grant employees, consultants and other persons having a unique relationship with Holdings or one of its subsidiaries the right to purchase Common Stock of Holdings (“Grants”). A total of 671 shares of Common Stock of Holdings have been reserved for Grants under the Stock Purchase Plan.

The Compensation Committee has discretion to select the Stock Purchase Plan’s participants and to specify the terms of the Grants, including the price of the Common Stock to be purchased under a Grant and any conditions on a participant’s right to transfer or sell his Common Stock, which terms shall be set forth in a subscription agreement. The price of the Common Stock purchased under a Grant may not be less than 50% of the Fair Market Value of the Common Stock on the date of a Grant. Each Grant shall be subject to the Management Stockholders’ Agreement.

The Compensation Committee has discretion under the Stock Purchase Plan to adjust options to reflect certain specified events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of, or by Holdings. The Compensation Committee may also make amendments to outstanding Grants consistent with the Stock Purchase Plan, provided that amendments adverse to a participant may only be made with a participant’s consent unless the amendment is provided for or contemplated in the subscription agreement and the Management Stockholders Agreement. In addition, the Board of Directors has the right to amend, suspend or terminate the Stock Purchase Plan at any time.

No Grants may be made beyond five years after the effective date of the Stock Purchase Plan. Holdings has not yet awarded any Grants under the Stock Purchase Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of Holdings as of September 30, 2002 with respect to each beneficial owner of more than 5% of the outstanding shares of Holdings:

	Common Stock Beneficially Owned

Name and Address of Beneficial Owner	Shares		Percentage
Odyssey Investment Partners, LP	100,240	(1)	83.7%
280 Park Avenue
West Tower, 38th Floor
New York, NY 10017

Kelso & Company	18,422	(2)	15.4
320 Park Avenue, 24 Floor
New York, NY 10022

The following table sets forth the beneficial ownership as of September 30, 2002 of the Common Stock of Holdings by each director, the Named Executive Officers and by all officers and directors as a group:

	Common Stock Beneficially Owned

Name of Beneficial Owner	Shares		Percentage
Directors
Stephen Berger	100,240	(1)	83.7
William Hopkins	100,240	(1)	83.7
W. Nicholas Howley	7,815	(3)	6.1
Muzzafar Mirza	100,240	(1)	83.7
John W. Paxton	—		*
Douglas W. Peacock	8,925	(4)	7.0
Thomas R. Wall, IV	18,422	(2)	15.4

Non-Directors
Robert S. Henderson	1,087	(5)	*
Raymond F. Laubenthal	1,095	(6)	*
John F. Leary	225	(7)	*
Gregory Rufus	259	(8)	*
All officers and directors as a group (13 members)	139,065	(9)	99.8

•	Less than 1.0%

(1)
Consists of 100,240 shares of common stock owned by Odyssey Investment Partners, LP (the “Fund”), Odyssey Coinvestment, LLC (“Coinvestment”), TD Coinvestment I, LLC (“TD I”), and TD Coinvestment II, LLC (“TD II” and together with the Fund, Coinvestment and TD I, “Odyssey”). Odyssey Capital Partners, LLC is the general partner of the Fund. Odyssey Investment Partners, LLC is the manager of the Fund and the managing member of each of Coinvestment, TD I and TD II. Stephen Berger, Muzzafar Mirza, William Hopkins (directors of Holdings) and Brian Kwait and Paul Barnett are managing members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC and, therefore, may each be deemed to share voting and investment power with respect to such shares deemed to be owned by Odyssey. Each of them disclaims beneficial ownership of such shares.

(2)
KIA IV-TD, LLC (“KIA IV-TD) and Kelso Equity Partners II, L.P. (“KEP II”) have beneficial ownership of 17,473 and 949 shares, respectively. Due to their common control, KIA IV-TD, Kelso Partners IV, L.P., the managing member of KIA IV-TD (“KP IV” and, together with KIA IV-TD and KEP II, “Kelso”), and KEP II could be deemed to beneficially own each other’s shares, but each disclaims such beneficial ownership. In addition, Mr. Wall, Joseph S. Schuchert, Frank T. Nickell, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Phillip E. Berney may be deemed to share beneficial ownership of shares beneficially owned by KIA IV-TD, KP IV and KEP II by virtue of their status as general partners of KP IV, which is the managing member of KIA IV-TD, and as general partners of KEP II, but each disclaims such beneficial ownership.

(3)	Includes options to purchase 7,815 shares exercisable within 60 days.

(4)
Includes options to purchase 8,114 shares exercisable within 60 days and 811 shares and votes owned by TD Equity LLC, of which Mr. Peacock is the managing member. Mr. Peacock disclaims ownership of the 811 shares and votes owned by TD Equity LLC.

(5)	Includes options to purchase 1,087 shares exercisable within 60 days.

(6)	Includes options to purchase 1,095 shares exercisable within 60 days.

(7)	Includes options to purchase 225 shares exercisable within 60 days.

(8)	Includes options to purchase 259 shares exercisable within 60 days.

(9)
As described in footnotes (1), (2), and (4), Messrs. Berger, Hopkins and Mirza may each be deemed to share investment and voting power with respect to 100,240 shares deemed to be beneficially owned by the General Partner of Odyssey, Mr. Wall may be deemed to share investment and voting power with respect to 18,422 shares owned by Kelso and Mr. Peacock may be deemed to share investment and voting power with respect to 811 shares owned by TD Equity LLC. Each of Messrs. Berger, Hopkins, Mirza, Wall and Peacock disclaims ownership of such shares. Excluding such shares, all officers and directors as a group beneficially own 19,592 shares, or 14.1%, which are purchasable within 60 days upon the exercise of options.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under its 1994 Stock Incentive Plan, its 1998 Stock Option Plan and its 1999 Stock Purchase Plan as of September 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders (1)	31,706	$698	2,581

Total	31,706	$698	2,581

(1) Includes information regarding Holdings’ 1999 Stock Purchase Plan, 1998 Stock Option Plan and 1994 Stock Incentive Plan, with the exception of column (c), which does not include options available for future issuance under Holdings’ 1994 Stock Incentive Plan. The Company has not issued any options under the 1994 Stock Incentive Plan since the consummation of the Recapitalization and does not intend to issue any options under the 1994 Stock Incentive Plan in the future. For descriptions of the 1994 Stock Incentive Plan, the 1998 Stock Option Plan and the 1999 Stock Purchase Plan, see “Executive Compensation—1994 Stock Incentive Plan,” “Executive Compensation—1998 Stock Option Plan” and “Executive Compensation—1999 Stock Purchase Plan.”

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

Stockholders’ Agreements

Pursuant to a merger agreement, Holdings, Odyssey and KIA IV-TD and KEP II entered into a stockholders agreement (the “Stockholders Agreement”) concurrently with consummation of the Recapitalization. The Stockholders Agreement provides for customary transfer restrictions, tag-along and drag-along rights, registration rights and an agreement among the parties to vote their shares of Common Stock, including the agreement of Odyssey to designate a representative of Kelso to the Board of Directors of Holdings. See also “Executive Compensation – Management Stockholders’ Agreement” and “Executive Compensation – Employment Agreements” for a description of certain agreements that TransDigm and Holdings have entered into with certain members of management in connection with the Recapitalization.

Odyssey Financial Services

TransDigm reimburses Odyssey for all of Odyssey’s reasonable and customary out of pocket expenses that it incurs in connection with advisory services that it provides to TransDigm. Odyssey is the majority stockholder of Holdings. In addition, Messrs. Berger, Hopkins and Mirza, each a director of Holdings and TransDigm, are managing members of the General Partner of Odyssey.

ITEM 14.     CONTROLS AND PROCEDURES

Holdings and TransDigm maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Holdings’ and TransDigm’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, Holdings and TransDigm carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm’s management, including Holdings’ and TransDigm’s Chief Executive Officer and the Holdings’ and TransDigm’s Chief Financial Officer, of the effectiveness of the design and operation of Holdings’ and TransDigm’s disclosure controls and procedures. Based on the foregoing, Holdings’ and TransDigm’s Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm’s disclosure controls and procedures were effective.

There have been no significant changes in Holdings’ or TransDigm’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Holdings and TransDigm completed their evaluations.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)                 Financial Statements

The following consolidated financial statements of Holdings are included in a separate section of this Report following the signature pages:

Independent Auditors’ Report

Consolidated Balance Sheets – September 30, 2002 and 2001

Consolidated Statements of Income – Years Ended September 30, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Deficiency – Years Ended September 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows – Years Ended September 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a) (2)                 Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Report following the signature pages – Valuation and Qualifying Accounts – Years Ended September 30, 2002, 2001 and 2000.

(a) (3)                 Exhibits

Number	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated August 3, 1998, between Phase II Acquisition Corp. and TransDigm Holding Company.
2.2*	Amendment One, dated November 9, 1998, to the Agreement and Plan of Merger between Phase II Acquisition Corp. and TransDigm Holding Company.
2.3*	Agreement and Plan of Reorganization, dated as of March 31, 1999, by and among TransDigm Inc., ARA Acquisition Corporation, ZMP, Inc. and TCW Special Placements Fund II.
2.4
Asset Purchase Agreement, dated as of April 29, 2001, by and between Aviation Acquisition Corporation and Federal-Mogul Ignition Company. (Incorporated herein by reference to Exhibit 2.1 to Holdings’ Form 10-Q for the period ended March 31, 2001). (File No. 1631079).

3.1
Restated Certificate of Incorporation, filed on May 31, 2001, of TransDigm Holding Company. (Incorporated herein by reference to Exhibit 3.1 to Holdings’ Form 8-K dated May 31, 2001). (File No. 1658668).

3.2
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 16% Cumulative Redeemable Preferred Stock of TransDigm Holding Company. (Incorporated herein by reference to Exhibit 4.1 to Holdings’ Form 8-K dated May 31, 2001). (File No. 1658668).

3.3*	Certificate of Ownership and Merger, filed on December 3, 1998, merging Phase II Acquisition Corp. with and into TransDigm Holding Company.
3.4*	Certificate of Incorporation, filed on July 2, 1993, of NovaDigm Acquisition, Inc. (TransDigm Inc.).
3.5*	Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (TransDigm Inc.).
3.6*	Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.
3.8*	Bylaws of TransDigm Holding Company.

Number	Description of Exhibit
3.9*	Bylaws of NovaDigm Acquisition, Inc. (TransDigm Inc.).
4.1*
Indenture, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and State Street Bank and Trust Company, as trustee, relating to the 10 3/8% Senior Subordinated Notes due 2008 and the registered 10 3/8% Senior Subordinated Notes due 2008.

4.2*	Supplemental Indenture, dated April 23, 1999, among ZMP, Inc. and Adams Rite Aerospace, Inc. and State Street Bank and Trust Company, as trustee.
4.3*	Specimen Certificate of 10 3/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1 hereto).
4.4*	Specimen Certificate of the registered 10 3/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1 hereto).
4.5*
Registration Rights Agreement, dated December 3, 1998, among TransDigm Inc., TransDigm Holding Company and Marathon Power Technologies Company and BT Alex. Brown Incorporated and Credit Suisse First Boston Corporation.

4.6***
Registration Rights Agreement, dated June 7, 2002, among TransDigm Inc., the Guarantors and the Initial Purchasers (each as defined therein), relating to the $75 million of 10 3/8% Senior Subordinated Notes due 2008.

4.7*
Indenture, dated December 3, 1998, between TransDigm Holding Company and State Street Bank and Trust Company, as trustee, relating to $20,000,000 aggregate principal amount of 12% Pay-in-Kind Senior Notes due 2009.

4.8*	Specimen Certificate of 12% Pay-in-Kind Senior Notes due 2009 (included in Exhibit 4.7 hereto).
4.9*	Registration Rights Agreement, dated December 3, 1998, among TransDigm Holding Company and Kelso Investment Associates IV, L.P. and Kelso Equity Partners II, L.P.
4.10
Investment Agreement, dated as of May 31, 2001, by and between TransDigm Holding Company and First Union Investors, Inc. (Incorporated herein by reference to Exhibit 4.3 to Holdings’ Form 8-K dated May 31, 2001). (File No. 1658668).

4.11***
Supplemental Indenture, dated June 26, 2001, among Champion Aerospace Inc., Christic Electric Corp. TransDigm Inc., TransDigm Holding Company, Adams Rite Aerospace, Inc., ZMP, Inc., and Marathon Power Technologies Company and State Street Bank and Trust Company, as trustee.

10.1*
Stockholders’ Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, TD-Equity LLC, KIA IV-TD, LLC and Kelso Equity Partners II, L.P.

10.2*	Stockholders’ Agreement, dated December 3, 1998, by and among TransDigm Holding Company, Odyssey Investment Partners Fund and certain employee stockholders of TransDigm Holding Company.
10.3+	First Amendment to the Management Stockholders’ Agreement
10.4*	Tax Allocation Agreement, dated December 3, 1998, between TransDigm Holding Company and TransDigm Inc.
10.5**	Employment Agreement dated May 19, 1999, between TransDigm Holding Company and Douglas W. Peacock.
10.6***	Employment Agreement Amendment, dated January 17, 2002, between TransDigm Holding Company and Douglas W. Peacock.
10.7**	Employment Agreement dated May 19, 1999, between TransDigm Holding Company and W. Nicholas Howley.
10.8***	Employment Agreement Amendment, dated January 17, 2002, between TransDigm Holding Company and W. Nicholas Howley.
10.9+	TransDigm Inc. Executives Retirement Savings Plan.
10.10+	1994 Stock Incentive Plan of TransDigm Holding Company.
10.11+	1998 Stock Option Plan of TransDigm Holding Company.
10.12+	1999 Stock Purchase Plan of TransDigm Holding Company.
10.13
Amended and Restated Credit Agreement, dated as of December 3, 1998 and amended and restated as of May 31, 2001, by and among TransDigm Holding Company, TransDigm Inc., various lending institutions party thereto, Credit Suisse First Boston, as Syndication Agent and Bankers Trust Company, as Administrative Agent. (Incorporated herein by reference to Exhibit 4.2 to Holdings’ Form 8-K dated May 31 2001). (File No. 1658668).

10.14***	First Amendment and Consent, dated as of May 14, 2002, to the Amended and Restated Credit

Number	Description of Exhibit
Agreement.
12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges.
12.2+	Ratio of EBITDA (as defined) to Interest Expense.
12.3+	Ratio of EBITDA (as defined) to Interest Expense (as defined).
12.4+	Ratio of Total Debt to EBITDA (as defined).
21.1+	Subsidiaries of TransDigm Holding Company.
24.1+	TransDigm Holding Company Power of Attorney (included in the signature pages to this Report).
24.2+	TransDigm Inc. Power of Attorney (included in the signature pages to this Report).

+	Filed herewith.

*	(Incorporated by reference to same titled exhibit to the Co-Registrants’ Registration Statement on Form S-4 dated January 29, 1999 File No. 333-71397, as amended.)

**	(Incorporated by reference to same titled exhibit to the Co-Registrants’ Form 10-K dated December 23, 1999 File No. 333-71397.)

***	Incorporated by reference to the same titled exhibit to the Co-Registrants’ Registration Statement on Form S-4 dated June 28, 2002 File No. 333-91574, as amended.)

(b)    Reports on Form 8-K

On July 26, 2002, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release announcing its offer to exchange up to $75 million in aggregate principal amount of its registered 10 3/8% Senior Subordinated Notes due 2008 for its outstanding unregistered 10 3/8% Senior Subordinated Notes due 2008.

On August 13, 2002, the Company filed a report on Form 8-K related to disclosure of information not previously publicly disclosed in accordance with Regulation FD. Such disclosure related to the certifications provided to the SEC by the Co-Registrants as required by 18 U.S.C. Section 1350 (as created by Section 906 of the Sarbanes-Oxley Act of 2002) in connection with the filing by the Co-Registrants of their Quarterly Report on Form 10-Q.

On September 24, 2002, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release updating its earnings guidance to investors for the fiscal year ended September 30, 2002.

(c)	Exhibits

The exhibits which are listed under Item 15(a)(3) are filed or incorporated by reference herein.

(d)	Separate Financial Statements and Schedules

The following financial statement schedule is included in a separate section of this Report following the signature page—Valuation and Qualifying Accounts—Years Ended September 30, 2002, 2001 and 2000.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, as amended, each of the Co-Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 20, 2002.

TRANSDIGM HOLDING COMPANY

By:	/s/ Gregory Rufus
Gregory Rufus
Chief Financial Officer

TRANSDIGM INC.

By:	/s/ Gregory Rufus
Gregory Rufus
Chief Financial Officer

TRANSDIGM HOLDING COMPANY

The undersigned directors and officers of TransDigm Holding Company, hereby constitute and appoint Gregory Rufus, with full power of substitution and resubstitution, as attorney-in-fact for each of the undersigned, and in the name, place and stead of each of the undersigned, to execute on behalf of each of the undersigned an Annual Report on Form 10-K for the fiscal year ended September 30, 2002 pursuant to Section 13 of the Securities and Exchange Act of 1934 and to execute any and all amendments to such report and to file the same, with all exhibits thereto and other documents required to be filed in connection therewith, granting to such attorney full power to act with or without the others, and to have full power and authority to do and perform, in the name and on behalf of each of the undersigned, every act whatsoever necessary, advisable or appropriate to be done in the premises, hereby ratifying and approving the act of said attorney and any such substitute.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original with respect to the person executing it.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Douglas W. Peacock Douglas W. Peacock	Chairman of the Board	December 20, 2002

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	December 20, 2002

/s/ Gregory Rufus Gregory Rufus	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ Stephen Berger Stephen Berger	Director	December 20, 2002

/s/ William Hopkins William Hopkins	Director	December 20, 2002

/s/ Muzzafar Mirza Muzzafar Mirza	Director	December 20, 2002

/s/ John W. Paxton John W. Paxton	Director	December 20, 2002

/s/ Thomas R. Wall, IV Thomas R. Wall, IV	Director	December 20, 2002

CERTIFICATIONS

I, W. Nicholas Howley, certify that:

1.    I have reviewed this annual report on Form 10-K of TransDigm Holding Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ W. Nicholas Howley
W. Nicholas Howley
President and Chief Executive Officer
(Principal Executive Officer)

I, Gregory Rufus, certify that:

1.    I have reviewed this annual report on Form 10-K of TransDigm Holding Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Gregory Rufus
Gregory Rufus
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

TRANSDIGM INC.

The undersigned directors and officers of TransDigm Inc., hereby constitute and appoint Gregory Rufus, with full power of substitution and resubstitution, as attorney-in-fact for each of the undersigned, and in the name, place and stead of each of the undersigned, to execute on behalf of each of the undersigned an Annual Report on Form 10-K for the fiscal year ended September 30, 2002 pursuant to Section 13 of the Securities and Exchange Act of 1934 and to execute any and all amendments to such report and to file the same, with all exhibits thereto and other documents required to be filed in connection therewith, granting to such attorney full power to act with or without the others, and to have full power and authority to do and perform, in the name and on behalf of each of the undersigned, every act whatsoever necessary, advisable or appropriate to be done in the premises, hereby ratifying and approving the act of said attorney and any such substitute.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original with respect to the person executing it.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Douglas W. Peacock Douglas W. Peacock	Chairman of the Board	December 20, 2002

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	December 20, 2002

/s/ Gregory Rufus Gregory Rufus	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ Stephen Berger Stephen Berger	Director	December 20, 2002

/s/ William Hopkins William Hopkins	Director	December 20, 2002

/s/ Muzzafar Mirza Muzzafar Mirza	Director	December 20, 2002

/s/ John W. Paxton John W. Paxton	Director	December 20, 2002

/s/ Thomas R. Wall, IV Thomas R. Wall, IV	Director	December 20, 2002

CERTIFICATIONS

I, W. Nicholas Howley, certify that:

1.    I have reviewed this annual report on Form 10-K of TransDigm Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ W. Nicholas Howley
W. Nicholas Howley
President and Chief Executive Officer
(Principal Executive Officer)

I, Gregory Rufus, certify that:

1.    I have reviewed this annual report on Form 10-K of TransDigm Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Gregory Rufus
Gregory Rufus
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

TRANSDIGM HOLDING COMPANY AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2002

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Financial Statements:	Page

Independent Auditors’ Report	F-1

Consolidated Balance Sheets as of September 30, 2002 and 2001	F-2

Consolidated Statements of Income for the Years Ended
September 30, 2002, 2001 and 2000	F-3

Consolidated Statements of Changes in Stockholders’ Deficiency for the
Years Ended September 30, 2002, 2001 and 2000	F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2002, 2001 and 2000	F-5

Notes to Consolidated Financial Statements	F-6 – F-28

Supplementary Data:

Independent Auditors’ Report	F-29

Valuation and Qualifying Accounts for the Years Ended
September 30, 2002, 2001 and 2000	F-30

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
TransDigm Holding Company

We have audited the accompanying consolidated balance sheets of TransDigm Holding Company and subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransDigm Holding Company and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Cleveland, Ohio
December 2, 2002

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND 2001

(In Thousands of Dollars)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,206	$11,221
Accounts receivable, net (Note 4)	37,341	40,215
Inventories (Note 5)	51,429	47,872
Deferred income taxes (Note 12)	9,959	9,749
Prepaid expenses and other	715	447

Total current assets	148,650	109,504

PROPERTY, PLANT AND EQUIPMENT – Net (Note 6)	39,192	42,095

INTANGIBLE ASSETS – Net (Note 7)	200,023	203,858

DEBT ISSUE COSTS – Net	11,622	12,494

DEFERRED INCOME TAXES AND OTHER (Note 12)	2,739	4,947

TOTAL ASSETS	$402,226	$372,898

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term liabilities (Notes 9 and 11)	$7,084	$15,822
Accounts payable	11,835	9,181
Accrued liabilities (Note 8)	30,696	28,829

Total current liabilities	49,615	53,832
LONG-TERM DEBT—Less current portion (Note 9)	404,468	399,587

OTHER NON-CURRENT LIABILITIES (Note 11)	6,268	8,033

Total liabilities	460,351	461,452

CUMULATIVE REDEEMABLE PREFERRED STOCK (Note 13)	16,124	13,222

REDEEMABLE COMMON STOCK (Note 13)	2,907	1,612

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value (Note 13)	102,080	102,080
Warrants (Note 13)	1,934	1,934
Retained deficit	(180,506)	(206,901)
Accumulated other comprehensive loss	(664)	(501)

Total stockholders’ deficiency	(77,156)	(103,388)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$402,226	$372,898

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars)

	Years Ended September 30,
	2002	2001	2000
NET SALES (Note 4)	$248,802	$200,773	$150,457
COST OF SALES (Including charges of $6,639 and $185 in 2001 and 2000, respectively, due to inventory purchase accounting adjustments) (Note 2)	134,575	118,525	82,193

GROSS PROFIT	114,227	82,248	68,264

OPERATING EXPENSES:
Selling and administrative	21,905	20,669	16,799
Amortization of intangibles	6,294	2,966	1,843
Research and development	2,057	2,943	2,308

Total operating expenses	30,256	26,578	20,950

INCOME FROM OPERATIONS	83,971	55,670	47,314

INTEREST EXPENSE—NET	36,538	31,926	28,563

INCOME BEFORE INCOME TAXES	47,433	23,744	18,751

INCOME TAX PROVISION (Note 12)	16,804	9,386	7,972

NET INCOME	$30,629	$14,358	$10,779

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
(In Thousands of Dollars)

	Common Stock	Warrants	Retained Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 1999	$102,097		$(229,237)	$(482)	$(127,622)

Comprehensive income:
Net income			10,779		10,779
Other comprehensive income				32	32

Comprehensive income					10,811
Exercise of stock options	274				274
Income tax benefit from stock options	460				460
Adjustment of redeemable common stock	(675)		(1,657)		(2,332)

BALANCE, SEPTEMBER 30, 2000	102,156		(220,115)	(450)	(118,409)

Comprehensive income:
Net income			14,358		14,358
Other comprehensive loss				(51)	(51)

Comprehensive income					14,307
Issuance of warrants for purchase of common stock		$1,934			1,934
Purchase of common stock	(125)				(125)
Income tax benefit from stock options	49				49
Adjustment of redeemable common stock			(256)		(256)
Cumulative redeemable preferred stock:
Dividends accrued			(800)		(800)
Accretion for original issuance discount			(88)		(88)

BALANCE, SEPTEMBER 30, 2001	102,080	1,934	(206,901)	(501)	(103,388)

Comprehensive income:
Net income			30,629		30,629
Other comprehensive loss				(163)	(163)

Comprehensive income					30,466
Adjustment of redeemable common stock			(1,332)		(1,332)
Cumulative redeemable preferred stock:
Dividends accrued			(2,629)		(2,629)
Accretion for original issuance discount			(273)		(273)

BALANCE, SEPTEMBER 30, 2002	$102,080	$1,934	$(180,506)	$(664)	$(77,156)

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Years Ended September 30,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$30,629	$14,358	$10,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,198	5,680	4,669
Amortization of intangibles	6,294	2,966	1,843
Amortization/write-off of debt issue costs and note premium	4,146	1,946	1,705
Interest deferral on Holdings PIK Notes	3,659	2,958	2,639
Changes in assets and liabilities, net of effects from acquisition of businesses (Note 2):
Accounts receivable	3,020	(13,331)	(3,970)
Inventories	(3,542)	4,530	(2,337)
Prepaid expenses and other assets	887	2,325	2,328
Accounts payable	2,524	(947)	191
Accrued and other liabilities	1,637	2,276	(1,542)

Net cash provided by operating activities	56,452	22,761	16,305

INVESTING ACTIVITIES:
Capital expenditures	(3,816)	(4,486)	(4,368)
Acquisition of Champion Aviation (Note 2)		(162,318)
Acquisition of lube pump product line (Note 2)		(6,784)
Acquisition of ZMP, Inc. (Note 2)			1,648
Acquisition of Christie Electric Corp. (Note 2)			(2,400)
Other	(1,623)

Net cash used in investing activities	(5,439)	(173,588)	(5,120)

FINANCING ACTIVITIES:
Borrowings under credit facility, net of fees of $5,040		157,560
Proceeds from senior subordinated notes, net of fees of $3,377	73,629
Proceeds from exercise of stock options			295
Proceeds from issuance of cumulative redeemable preferred stock and warrants, net of fees of $733 (Note 2)		14,267
Repayment of amounts borrowed under credit facility	(84,820)	(13,949)	(7,595)
Payment of Honeywell license obligation	(1,800)
Purchase of common stock, including redeemable common stock	(37)	(139)	(2,305)

Net cash (used in) provided by financing activities	(13,028)	157,739	(9,605)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,985	6,912	1,580
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,221	4,309	2,729

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,206	$11,221	$4,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$27,431	$26,078	$23,955

Cash paid during the year for income taxes	$15,684	$6,200	$5,004

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

1.	DESCRIPTION OF THE BUSINESS AND RECAPITALIZATION

Description of the Business - TransDigm Holding Company (“Holdings”), through its wholly-owned operating subsidiary, TransDigm Inc. (“TransDigm”), is a premier supplier of engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), Marathon Power Technologies Company (“Marathon”), ZMP, Inc. (“ZMP”), and Adams Rite Aerospace, Inc. (“Adams Rite”) (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components categories include ignition system components, fuel and lube pumps, mechanical controls, and batteries and chargers. Major product offerings in the Airframe System Components categories include engineered connectors, engineered latches, and lavatory hardware and components.

Recapitalization - On December 3, 1998, an entity formed by affiliates of Odyssey Investment Partners, LP (“Odyssey”), and Holdings consummated a definitive agreement and plan of merger (the “Merger Agreement” or the “Merger”). Pursuant to the terms of the Merger, Holdings was the surviving corporation in the Merger. In connection with the Merger, owners of Holdings’ outstanding common stock received, in exchange for each outstanding share of common stock (except for shares held directly or indirectly by Holdings or the Rolled Shares, as defined in the Merger Agreement), the “Per Share Merger Consideration,” as defined in the Merger Agreement. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options and warrants, was approximately $299.7 million.

The Merger was treated as a recapitalization for financial reporting purposes, which had no impact on the historical basis of Holdings’ consolidated assets and liabilities but resulted in the majority of the merger consideration being charged directly to Holdings’ equity, creating the Company’s stockholders’ deficiency.

Separate Financial Statements - Separate financial statements of TransDigm are not presented since TransDigm’s Senior Subordinated Notes (see Note 9) are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm and since Holdings has no significant operations or assets separate from its investment in TransDigm.

2.	ACQUISITIONS

Champion Aviation - Through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products (“Champion Aviation”) business on May 31, 2001 (the “Acquisition”), from Federal Mogul Ignition Company (“Federal-Mogul”), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aviation is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

The purchase price consideration of $160.1 million in cash and $2.2 million of costs associated with the Acquisition was funded through: (1) $147.6 million of new borrowings under the Company’s existing Senior Credit Facility, (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings’ 16% Cumulative Redeemable Preferred Stock (see Note 13) and warrants to purchase 1,381.87 shares of Holdings’ common stock (see Note 13), and (3) the use of $.4 million of the Company’s existing cash balances. TransDigm also borrowed an additional $15 million under the Senior Credit Facility to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations. Fees paid to Odyssey in connection with the acquisition totaled approximately $1.7 million.

Approximately $2.6 million of the additional borrowings were obtained under the Company’s revolving credit line, $45 million was added to the Company’s existing Tranche B Facility, and $115 million was borrowed in the form of a new Tranche C Facility maturing in May 2007 under the Senior Credit Facility.

The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its fiscal 2001 consolidated financial statements from the effective date of the Acquisition. The purchase price was allocated based on the estimated fair values of the assets and liabilities acquired in conjunction with the Acquisition and resulted in goodwill of approximately $134 million being recorded on the Company’s consolidated balance sheet. This goodwill is being amortized on a straight-line basis over forty years.

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the years ended September 30 (in thousands):

	2001	2000
Net sales	$247,761	$219,073
Operating income	65,560	60,879
Net income	15,137	10,380

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the years presented and is not intended to be a projection of future results.

Lube Pump Product Line - During the first and second quarters of fiscal 2001, the Company entered into a series of agreements with Honeywell International, Inc. (“Honeywell”) which provided the Company an exclusive, worldwide license to produce and sell products composing Honeywell’s lube pump product line for at least forty years and enabled the Company to acquire approximately $5.9 million of inventory pertaining to the product line, along with certain related assets. Under the agreements, the Company made cash payments approximating $6.6 million at closing and is required to make future, specified (see Note 11) and variable royalty payments for the license. The Company also agreed to supply certain products to Honeywell for a period of five years.

The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired product line (which were not material through September 30, 2001) in its fiscal 2001 consolidated financial statements from the effective date of the acquisition (March 26, 2001). Intangible assets of $15.7 million, consisting of the license agreement and goodwill that were recorded as a result of the acquisition are being amortized on a straight-line basis over twenty years.

The purchase price of the inventory acquired from Honeywell is subject to adjustment based upon a final determination of the value acquired, as defined.

Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the years ended September 30, 2001 and 2000, are not significant and, accordingly, are not provided.

On March 8, 2000, Marathon acquired all of the issued and outstanding common shares of Christie Electric Corp. (“Christie”) for $2.4 million. The Company accounted for the acquisition as a purchase and included the results of operations of Christie, which are not material to the Company’s consolidated results of operations, in its fiscal 2000 consolidated financial statements from the effective date of acquisition. Goodwill of $1.8 million, which resulted from the acquisition, is being amortized on a straight-line basis over forty years.

On April 23, 1999, TransDigm acquired all of the outstanding common stock of ZMP, Inc., the corporate parent of Adams Rite Aerospace, Inc. through a merger. During the year ended September 30, 2000, the Company received a purchase price adjustment of $1.6 million, net of expenses, and credited the amount against goodwill previously recognized in connection with the merger.

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

Inventories - Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the assets.

Debt Issue Costs, Premiums and Discounts - The cost of obtaining financing as well as premiums and discounts are amortized using the interest method over the terms of the respective obligations/securities.

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

Comprehensive Loss - The Company’s accumulated other comprehensive loss, consisting principally of its minimum pension liability adjustment, is reported separately in the accompanying consolidated balance sheets and statements of changes in stockholders’ deficiency, net of taxes of $521,000, $404,000, and $317,000 at September 30, 2002, 2001, and 2000, respectively.

Segment Reporting - The Company’s principal business, aircraft component supplier, is reported as one segment. Substantially all of the Company’s operations are located within the United States.

Reclassifications - Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements and related notes to conform to the classifications used in fiscal 2002.

4.	SALES AND ACCOUNTS RECEIVABLE

Sales - The Company’s sales and receivables are concentrated in the aerospace industry. The major customers for Power System Components include commercial and defense aftermarket end users of engines and APUs, engine and APU OEMs, and regional and business jet OEMs and end users. The major customers for Airframe System Components include commercial and defense aftermarket end users, commercial transport OEMs, and regional and business jet OEMs and end users.

Information concerning the Company’s net sales by its major system component categories is as follows for the years ended September 30 (in thousands):

	2002	2001	2000
Power System Components	$156,222	$106,811	$67,275
Airframe System Components	92,580	93,962	83,182

Total	$248,802	$200,773	$150,457

For the year ended September 30, 2002, three customers each accounted for approximately 11% of the Company’s net sales. Two customers represented approximately 17% and 8% of the Company’s net sales during the year ended September 30, 2001 and two customers represented approximately 10% and 9% of the Company’s net sales for the year ended September 30, 2000. Export sales to customers, primarily in Western Europe, were $59.4 million in fiscal 2002, $54.8 million in fiscal 2001, and $36.2 million in fiscal 2000.

Accounts Receivable - Accounts receivable consist of the following at September 30 (in thousands):

	2002	2001
Due from U.S. government or prime contractors under
U.S. government programs	$2,670	$3,798
Commercial customers	35,976	37,573
Allowance for uncollectible accounts	(1,305)	(1,156)

Accounts receivable - net	$37,341	$40,215

Approximately 28% of the Company’s receivables at September 30, 2002 were due from two customers. In addition, approximately 39% of the Company’s receivables were due from entities which principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

5.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2002	2001
Work-in-progress and finished goods	$28,534	$30,990
Raw materials and purchased component parts	30,010	24,177

Total	58,544	55,167
Reserve for excess and obsolete inventory	(7,115)	(7,295)

Inventories - net	$51,429	$47,872

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2002	2001
Land and improvements	$5,464	$4,881
Buildings and improvements	15,287	19,316
Machinery and equipment	43,421	38,024
Furniture and fixtures	5,893	5,560
Construction in progress	1,252	814

Total	71,317	68,595
Accumulated depreciation	(32,125)	(26,500)

Property, plant and equipment - net	$39,192	$42,095

7.	INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consist of the following at September 30 (in thousands):

	2002	2001
Goodwill	$158,453	$191,630
Trademarks and trade names	19,852
Honeywell license agreement (Note 2)	11,191	11,946
Technology	9,078
Other	1,449	282

Total	$200,023	$203,858

Accumulated amortization of intangibles was $29.6 million at September 30, 2002 and $23.3 million at September 30, 2001.

During fiscal 2002, the purchase price allocation of the Champion Aviation acquisition (see Note 2) was finalized and resulted in the recognition of trademarks and trade names intangible assets of $20.5 million and technology (patented and unpatented) intangible assets of $10.9 million, with a corresponding reduction in previously recorded goodwill.

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2002	2001
Estimated losses on uncompleted contracts	$8,429	$10,233
Interest	7,310	5,540
Compensation and related benefits	6,155	6,650
Sales returns and repairs	4,249	3,363
Professional services	1,291	688
Income taxes payable	282	1,062
Other	2,980	1,293

Total	$30,696	$28,829

9.	DEBT

Summary - The Company’s long-term debt consists of the following at September 30 (in thousands):

	2002	2001
Term loans:
Tranche A		$40,713
Tranche B	$83,629	105,186
Tranche C	92,163	114,713
Senior Subordinated Notes	200,000	125,000
Holdings PIK Notes	31,256	27,597
Premium on Senior Subordinated Notes	1,904

Total debt	408,952	413,209
Current maturities	(4,484)	(13,622)

Long-term portion	$404,468	$399,587

Revolving Credit and Term Loans – TransDigm’s Senior Credit Facility totals $293 million, which consists of (1) a $30 million revolving credit line maturing in November 2004 and (2) a term loan facility in the aggregate of $263 million, consisting of a $43 million Tranche A Facility, which was repaid in fiscal 2002, a $105 million Tranche B Facility maturing in May 2006, and a $115 million Tranche C Facility maturing in May 2007. At September 30, 2002, the Company had $30 million of borrowings (the entire revolving credit line) available under the credit facility.

The interest rate under the credit facility is, at TransDigm’s option, either (A) a floating rate equal to the Base Rate plus the Applicable Margin, as defined in the credit facility; or (B) the Eurodollar Rate for fixed periods of one, two, three, or six months, plus the Applicable Margin. The credit facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) over a predetermined amount defined in the credit facility. The interest rate on outstanding borrowings at September 30, 2002 was 5.375%.

All obligations under the Senior Credit Facility are guaranteed by Holdings and each of the subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in assets other than real estate (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, payment of dividends, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to earnings, interest coverage and leverage. The Company was in compliance with all financial covenants of the Senior Credit Facility as of September 30, 2002. The maturities of the Company’s term loans by fiscal year are as follows: $ 4.5 million in fiscal 2003, $13.1 million in fiscal 2004, $36.7 million in fiscal 2005, $54.9 million in fiscal 2006, and $66.6 million in fiscal 2007.

On June 7, 2002, the Senior Credit Facility was amended to, among other things, permit TransDigm to: (1) incur up to $150 million of additional bank borrowings or subordinated debt (for which there are currently no commitments to provide such funds) to finance permitted acquisitions or pay dividends to Holdings to retire certain “paid-in-kind” subordinated notes issued by Holdings (the “Holdings PIK Notes”) and (2) make future permitted acquisitions as long as the aggregate purchase price of such permitted acquisitions does not exceed $225 million and certain other conditions are met. The amendment also modified certain financial covenants and waived any mandatory prepayment of amounts owed under the Senior Credit Facility from excess cash flow, if any, generated by TransDigm during fiscal 2002.

Senior Subordinated Notes - TransDigm’s Senior Subordinated Notes (the “Notes”) bear interest at an annual rate of 10 3/8%, maturing on December 1, 2008, and are unsecured obligations of TransDigm ranking subordinate to the Company’s senior debt, as defined in the note agreement. The Notes are redeemable after December 1, 2003, in whole or in part, at specified redemption prices, which decline over the remaining term of the Notes. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that the Company redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued interest. The Notes contain many of the same restrictive covenants included in the Senior Credit Facility. The Company was in compliance with all financial covenants of the Notes as of September 30, 2002.

On June 7, 2002, the Company issued $75 million of additional Notes at a premium of approximately $2 million. The proceeds of the additional Notes, net of fees and expenses of approximately $3 million, were used to repay $74 million of the borrowings outstanding under the Company’s Senior Credit Facility ($33 million under the Tranche A Facility, $19.5 million under the Tranche B Facility, and $21.5 million under the Tranche C Facility).

Holdings PIK Notes - In connection with the Merger (see Note 1), Holdings issued $20 million of pay-in-kind notes due in fiscal 2009 (“Holdings PIK Notes” or “PIK Notes”). The PIK Notes are unsecured obligations of Holdings, which has no significant assets or operations. Interest on the PIK Notes is accrued at an annual fixed rate of 12% and is payable semi-annually in the form of additional PIK Notes through December 2003. Thereafter, cash interest is payable semi-annually commencing in the year 2004. The PIK Notes are redeemable by Holdings prior to their maturity under certain circumstances and contain many of the same restrictive covenants included in the Notes and Senior Credit Facility. The Company was in compliance with all financial covenants of the PIK Notes as of September 30, 2002.

10.	RETIREMENT PLANS

The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The

Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans’ assets consist primarily of guaranteed investment contracts with an insurance company.

Financial information for the defined benefit plans is provided below (in thousands):

	Years Ended September 30,
	2002	2001
Change in benefit obligation:
Benefit obligation, beginning of year	$5,394	$5,034
Service cost	82	82
Interest cost	379	359
Benefits paid	(271)	(298)
Actuarial losses	392	217

Benefit obligation, end of year	$5,976	$5,394

	2002	2001
Change in plan assets:
Fair value of plan assets, beginning of year	$4,422	$3,846
Actual return on plan assets	250	239
Employer contribution	518	635
Benefits paid	(271)	(298)

Fair value of plan assets, end of year	$4,919	$4,422

	2002	2001
Amounts recognized in the consolidated balance sheets at September 30 consist of:
Intangible assets	$390	$311
Accrued liabilities	(396)	(551)
Other non-current liabilities	(661)	(421)
Accumulated other comprehensive loss	1,181	880

Net amount recognized	$514	$219

	2002	2001
Weighted-average assumptions as of September 30:
Discount rate	6.5%	7.0%
Expected return on plan assets	6.0%	6.0%

	Years Ended September 30,
	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$82	$82	$87
Interest cost	379	359	333
Expected return on plan assets	(271)	(236)	(210)
Net amortization and deferral	91	83	71

Net periodic pension cost	$281	$288	$281

The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions under these plans for the years ended September 30, was approximately $1.8 million, $1.0 million, and $1.2 million in fiscal 2002, 2001, and 2000, respectively.

11.	OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at September 30 (in thousands):

	2002	2001
Obligation under Honeywell license agreement (net of imputed interest of $557 in fiscal 2002 and $1,043 in 2001) (Note 2)	$6,443	$7,757
Accrued pension costs (Note 10)	661	421
Other	1,764	2,055

Total	8,868	10,233
Current portion of Honeywell license agreement obligation	(2,600)	(2,200)

Other non-current liabilities	$6,268	$8,033

The Honeywell license agreement obligation is non-interest bearing and is due as follows: $2.6 million in fiscal 2003 and $2.2 million in both fiscal 2004 and 2005. The obligation has been recorded at its present value using an imputed interest rate of 8%.

12.	INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30 (in thousands):

	2002	2001	2000
Current	$14,904	$9,239	$6,288
Deferred	1,433	186	1,545

Net operating loss carryforward - state and local income taxes	467	(39)	139

Total	$16,804	$9,386	$7,972

The differences between the provision for income taxes at the federal statutory income tax rate and the tax provision shown in the consolidated statements of income for the years ended September 30 are as follows (in thousands):

	2002	2001	2000
Tax at statutory rate of 35%	$16,601	$8,310	$6,563
State and local income taxes	1,910	650	700
Benefit from foreign sales	(934)	(483)	(363)
Nondeductible goodwill amortization and interest expense	790	746	711
Research and development credits	(1,272)
Other - net	(291)	163	361

Provision for income taxes	$16,804	$9,386	$7,972

The components of the deferred tax assets at September 30 consist of the following (in thousands):

	2002	2001
CURRENT ASSET:
Estimated losses on uncompleted contracts	$3,304	$3,991
Inventory	1,928	1,844
Employee benefits	1,589	1,723
Sales returns and repairs	1,786	1,012
Other accrued liabilities	1,352	1,179

Total	$9,959	$9,749

NON-CURRENT ASSET:
Holdings PIK Notes interest	$4,097	$2,761
Intangible assets	(579)	1,910
Retirement and other accrued obligations	1,098	870
Property, plant and equipment	(2,388)	(1,785)
Net operating loss carryforwards - state and local income taxes (expiring in fiscal 2022)	34	499

Total	$2,262	$4,255

During the year ended September 30, 2002, the Company filed amended income tax returns for fiscal years 1997 through 2000 with the Internal Revenue Service (“IRS”) requesting refunds totaling approximately $1.8 million for research and development tax credits that had not been claimed on previously filed tax returns for these years. Because these income tax returns are currently being audited by the IRS, the Company has not recorded potential tax refunds that could result from these credits.

13.	CAPITAL STOCK, WARRANTS, AND OPTIONS

Common Stock - Authorized common stock of the Company consists of 900,000 shares of common stock (voting), par value $.01 per share and 100,000 shares of Class A (non-voting) common stock. The total number of shares of voting common stock outstanding at September 30, 2002 and 2001 was 119,789 and 119,814, respectively. No shares of Class A (non-voting) common stock were outstanding at September 30, 2002 and 2001. Common stock issued to management personnel is subject to certain agreements, which provide management shareholders the right (a “put”) to require the Company to repurchase their shares of common stock under certain conditions at fair market value. Accordingly, the estimated put value of the outstanding shares of voting common stock held by management (1,127 and 1,152 shares at September 30, 2002 and 2001, respectively) has been classified as redeemable common stock in the accompanying consolidated balance sheets.

Common Stock Options - Holdings has granted options to purchase Common Stock to certain employees of TransDigm and Holdings. All outstanding options issued prior to the Recapitalization (See Note 1) are vested. Prior to May 31, 2001, the terms of any stock options issued subsequent to, or in connection with, the Recapitalization (the “New Options”) vested upon the passage of time and/or upon Holdings’ attainment of certain financial targets. On May 31, 2001, the New Options were modified to provide for the vesting of an additional percentage of each optionee’s New Options so that a total of 45% of each of the New Options outstanding at May 31, 2001 were vested effective September 30, 2001. Additionally, such May 31, 2001 modification provided that, subject to each optionee’s continued employment with Holdings or TransDigm and, in the case of the Chairman of the Board of Holdings and TransDigm, continued service as Chairman of the Board of Holdings and TransDigm, the remaining 55% of the New Options were eligible to become exercisable upon the earlier of (1) the date which is seven years and nine months after such New Option was granted, or (2) a “change in control,” if any, on or prior to September 30, 2003, pursuant to which certain investor return targets are satisfied.

Effective July 8, 2002, the New Options were further modified so that, subject to each optionee’s continued employment with TransDigm or Holdings and, in the case of the Chairman of the Board of Holdings and TransDigm, continued service as Chairman of the Board of Holdings and TransDigm, the remaining 55% of each optionee’s New Options are eligible to become exercisable upon the earlier of (1) the date which is seven years and nine months after such New Option was granted, or (2) a “change in control”, if any, on or prior to September 30, 2004, pursuant to which certain investor return targets are satisfied.

New Options issued after May 31, 2001 vest as follows: 45% of each such New Option is eligible to become exercisable, subject to each optionee’s continued employment with TransDigm or Holdings, on the first anniversary of the grant date of such New Option and the remaining 55% of each such New Option is eligible to become exercisable, subject to each optionee’s continued employment with TransDigm or Holdings, upon the earlier of (i) the date which is seven years and nine months after such grant date, or (ii) a “change in control,” if any, on or prior to September 30, 2004, pursuant to which certain investor return targets are satisfied.

None of the options to purchase Common Stock (including the New Options and the Rollover Options) are exercisable more than ten years after the date the options were granted.

A summary of the status of the Company’s stock option plans as of September 30, 2002, 2001, and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	30,781	$668	29,531	$634	30,399	$623
Granted	1,975	1,490	1,570	1,400	1,695	1,180
Exercised/cancelled	(1,050)	1,307	(320)	1,128	(2,563)	864

Outstanding at end of year	31,706	698	30,781	668	29,531	634

Exercisable at end of year	21,475	481	21,428	477	16,516	300

The following table summarizes information about stock options outstanding at September 30, 2002:

Exercise Prices	Options Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
$ 100	7,002	1.2	7,002
154	172	2.5	172
200	1,245	3.5	1,245
335	6,297	4.7	6,297
1,040	12,850	6.6	5,784
1,180	1,295	7.8	583
1,400	870	8.7	392
1,490	1,975	9.4	—

	31,706		21,475

At September 30, 2002, 1,910 remaining options were available for award under the Company’s stock option plans. In addition, 8,114 of the exercisable stock options at September 30, 2002, with exercise prices of $100 (2,992 options), $335 (3,097 options), and $1,040 (2,025 options), provide the holder a right under certain conditions, to require the Company to purchase, at fair value, 80% of the shares that can be acquired from the exercise of the options.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the exercise price of the options issued equaled the fair value of the common stock on the grant date. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method specified in Statement No. 123 of the Financial Accounting Standards Board (“FASB”), the Company’s net income for the year ended September 30, 2002 would have been reduced by approximately $523,000; the Company’s net income for the year ended September 30, 2001 would have been reduced by approximately $1,730,000; and the Company’s net income for the year ended September 30, 2000 would have been reduced by $509,000.

The weighted average fair value of options granted during the years ended September 30, 2002, 2001, and 2000 was $351, $411, and $399, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 3.5% to 5.4%, expected life of approximately seven years, expected volatility and dividend yield of 0%.

Warrants to Purchase Common Stock - At September 30, 2002, warrants to purchase 1,381.87 shares of Holdings’ common stock were issued and outstanding. The warrants were issued in connection with the acquisition of Champion Aviation (see Note 2) and were recorded at their estimated fair value at the date of issuance. The warrants are exercisable through May 2011 at an exercise price per share of $0.01.

Cumulative Redeemable Preferred Stock - The authorized preferred stock of Holdings consists of 75,000 shares of 16% cumulative redeemable preferred stock with a par value of $.01 per share. As of September 30, 2002, 17,496 shares of the preferred stock were issued and outstanding. The preferred stock has a stated liquidation preference of $1,000 per share. Dividends accrue and accumulate at 16% per annum, based on the liquidation preference amount, and are payable semi-annually in cash or delivery of additional shares of preferred stock. The recorded value of the preferred stock includes $0.9 million of accrued dividends that will be paid-in-kind and is net of remaining, unamortized original issuance discount and issuance costs of $2.3 million. The preferred stock, including all accumulated and unpaid dividends, is also subject to mandatory redemption in 2010. Prior to the date of mandatory redemption, under certain circumstances (including a change in control), the preferred stock is subject to optional redemption. The terms of the preferred stock require the Company to comply with certain covenants, including covenants that limit (1) acquisition indebtedness, (2) restricted payments, (3) distributions by subsidiaries, (4) transactions with affiliates, (5) dividend and other payment restrictions and (6) mergers or consolidations.

14.	LEASES

The Company leases office space for its corporate headquarters and two of its divisions. The Company also leases a manufacturing facility. The office space lease requires rental payments of approximately $200,000 per year through 2004. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The facility lease requires annual rental payments ranging from $540,000 to $780,000 through December 2012. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $1,257,000 in 2002, $1,106,000 in 2001, and $978,000 in 2000. Future, minimum rental commitments at September 30, 2002 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $1,336,000 in 2003, $1,283,000 in 2004, $1,178,000 in 2005, $990,000 in 2006, $707,000 in 2007, and $3,837,000 thereafter.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The fair value of the Company’s Senior Subordinated Notes approximated $205 million at September 30, 2002 based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes and cumulative redeemable preferred stock is not considered practicable because they are not publicly traded.

16.	CONTINGENCIES

Environmental - The Company has been addressing contaminated soil and groundwater beneath its facility in Waco, Texas. Although there can be no assurance that material expenditures will not be required in the future to address currently unidentified contamination or to satisfy further requirements of the Texas Natural Resources Conservation Commission (“TNRCC”), the Company believes, based upon information currently available, that the current soil and groundwater remediation at the Waco facility will not require the incurrence of material expenditures in excess of the escrow fund created in August 1997.

In connection with the Company’s acquisition of Marathon, a $2 million escrow was created to cover the cost of remediation that TNRCC might require at the facility. During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and cannot presently determine the ultimate outcome of this matter. Current estimates indicate the $2.0 million escrow is adequate to cover any costs that may be required to meet TNRCC requirements.

Put Options - During fiscal 2002, a put option (“put”) became exercisable enabling the holder to require the Company to purchase up to 80% of his Common Stock (including shares acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and his continued service as Chairman of the Board of Holdings and TransDigm. As of September 30, 2002, there were no outstanding shares of Common Stock subject to the put; however, 8,114 shares of Common Stock that can be acquired under exercisable stock options at September 30, 2002 are subject to the put. The estimated fair value of the 6,491 shares that the Chairman of the Board could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at September 30, 2002. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3.0 million at September 30, 2002. Also, the Chairman of the Board and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options.

Other - During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in some legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Year Ended September 30, 2002
Net sales	$57,725	$59,888	$63,045	$68,144
Gross profit	26,027	27,438	30,594	30,168
Net income	5,703	6,586	8,575	9,765

Year Ended September 30, 2001
Net sales	$35,780	$42,084	$54,201	$68,708
Gross profit	15,787	19,257	21,088	26,116
Net income	1,986	3,929	3,582	4,861

18.	NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets which became effective for the Company on October 1, 2002. Under the provisions of SFAS No. 142 amortization of goodwill ceased effective October 1, 2002. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense beginning in fiscal 2003. Goodwill amortization will be replaced with the requirement to test goodwill at least annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The Company has not determined the impact, if any, that the impairment test will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of this statement will not have a material effect on its financial position or results of operations.

19.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s Senior Subordinated Notes, including the additional notes issued on June 7, 2002 (see Note 9), are unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the Senior Subordinated Notes is subordinated to Holdings’ obligations under the Holdings PIK Notes, as well as the Holdings’ guarantee of TransDigm’s borrowings under its Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2002 and 2001 and its statements of income and cash flows for the years ended September 30, 2002, 2001 and 2000.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$50,866	$(1,660)		$49,206
Accounts receivable, net		13,636	23,705		37,341
Inventories		20,131	31,298		51,429
Deferred income taxes		9,959			9,959
Prepaid expenses and other		299	416		715

Total current assets		94,891	53,759		148,650
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,430)	377,723	(123,047)	$(110,246)
PROPERTY, PLANT AND EQUIPMENT - Net		9,568	29,624		39,192
INTANGIBLE ASSETS - Net		22,665	177,358		200,023
DEBT ISSUE COSTS - Net	209	11,413			11,622
DEFERRED INCOME TAXES AND OTHER		2,739			2,739

TOTAL ASSETS	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term liabilities		$7,084			$7,084
Accounts payable		5,551	$6,284		11,835
Accrued liabilities		17,413	13,283		30,696

Total current liabilities		30,048	19,567		49,615
LONG-TERM DEBT - Less current portion	$31,256	373,212			404,468
OTHER NON-CURRENT LIABILITIES		4,981	1,287		6,268

Total liabilities	31,256	408,241	20,854		460,351

CUMULATIVE REDEEMABLE PREFERRED STOCK	16,124				16,124
REDEEMABLE COMMON STOCK	2,907				2,907
STOCKHOLDERS’ EQUITY (DEFICIENCY)	(194,508)	110,758	116,840	$(110,246)	(77,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

TRANSDIGM HOLDING COMPANY
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$12,294	$(1,073)		$11,221
Accounts receivable - net		17,481	22,734		40,215
Inventories		19,353	28,519		47,872
Deferred income taxes		9,749			9,749
Prepaid expenses and other		132	315		447

Total current assets		59,009	50,495		109,504
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,774)	395,987	(141,163)	$(110,050)
PROPERTY, PLANT AND EQUIPMENT - Net		10,954	31,141		42,095
INTANGIBLE ASSETS - Net		19,384	184,474		203,858
DEBT ISSUE COSTS- Net	255	12,239			12,494
DEFERRED INCOME TAXES AND OTHER		4,947			4,947

TOTAL ASSETS	$(144,519)	$502,520	$124,947	$(110,050)	$372,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term liabilities		$15,822			$15,822
Accounts payable		4,909	$4,272		9,181
Accrued liabilities		17,836	10,993		28,829

Total current liabilities		38,567	15,265		53,832
LONG-TERM DEBT - Less current portion	$27,597	371,990			399,587
OTHER NON-CURRENT LIABILITIES		6,671	1,362		8,033

Total liabilities	27,597	417,228	16,627		461,452

CUMULATIVE REDEEMABLE PREFERRED STOCK	13,222				13,222
REDEEMABLE COMMON STOCK	1,612				1,612
STOCKHOLDERS’ EQUITY (DEFICIENCY)	(186,950)	85,292	108,320	$(110,050)	(103,388)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(144,519)	$502,520	$124,947	$(110,050)	$372,898

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES		$115,367	$133,435		$248,802
COST OF SALES		55,108	79,467		134,575

GROSS PROFIT		60,259	53,968		114,227

OPERATING EXPENSES:
Selling and administrative		12,823	9,082		21,905
Amortization of intangibles		1,137	5,157		6,294
Research and development		1,616	441		2,057

Total operating expenses		15,576	14,680		30,256

INCOME FROM OPERATIONS		44,683	39,288		83,971
INTEREST EXPENSE - Net	$3,706	23,291	9,541		36,538

INCOME (LOSS) BEFORE INCOME TAXES	(3,706)	21,392	29,747		47,433
INCOME TAX PROVISION (BENEFIT)	(1,313)	7,578	10,539		16,804

NET INCOME (LOSS)	$(2,393)	$13,814	$19,208	$—	$30,629

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES		$108,650	$92,123		$200,773
COST OF SALES		61,554	56,971		118,525

GROSS PROFIT		47,096	35,152		82,248

OPERATING EXPENSES:
Selling and administrative		14,867	5,802		20,669
Amortization of intangibles		480	2,486		2,966
Research and development		1,983	960		2,943

Total operating expenses		17,330	9,248		26,578

INCOME FROM OPERATIONS		29,766	25,904		55,670
INTEREST EXPENSE - Net	$2,988	24,656	4,282		31,926

INCOME (LOSS) BEFORE INCOME TAXES	(2,988)	5,110	21,622		23,744
INCOME TAX PROVISION (BENEFIT)	(1,181)	2,020	8,547		9,386

NET INCOME (LOSS)	$(1,807)	$3,090	$13,075	$—	$14,358

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2000
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES		$88,824	$61,633		$150,457
COST OF SALES		46,125	36,068		82,193

GROSS PROFIT		42,699	25,565		68,264

OPERATING EXPENSES:
Selling and administrative		12,120	4,679		16,799
Amortization of intangibles		450	1,393		1,843
Research and development		1,550	758		2,308

Total operating expenses		14,120	6,830		20,950

INCOME FROM OPERATIONS		28,579	18,735		47,314
INTEREST EXPENSE - Net	$2,670	25,925	(32)		28,563

INCOME (LOSS) BEFORE INCOME TAXES	(2,670)	2,654	18,767		18,751
INCOME TAX PROVISION (BENEFIT)	(1,135)	1,131	7,976		7,972

NET INCOME (LOSS)	$(1,535)	$1,523	$10,791	$—	$10,779

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(2,393)	$13,814	$19,208		$30,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities	3,766	12,259	7,998		24,023

Net cash provided by operating activities	1,373	26,073	27,206		54,652

INVESTING ACTIVITIES:
Capital expenditures		(1,719)	(2,097)		(3,816)
Other		(1,623)			(1,623)

Net cash used in investing activities		(3,342)	(2,097)		(5,439)

FINANCING ACTIVITIES:
Changes in intercompany activities	(1,336)	27,032	(25,696)		—
Proceeds from senior subordinated notes		73,629			73,629
Repayment of term loans		(84,820)			(84,820)
Purchase of capital stock	(37)				(37)

Net cash provided by (used in) financing activities	(1,373)	15,841	(25,696)		(11,228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		38,572	(587)		37,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,294	(1,073)		11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$50,866	$(1,660)	$—	$49,206

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(1,807)	$3,090	$13,075		$14,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,988	5,869	(454)		8,403

Net cash provided by operating activities	1,181	8,959	12,621		22,761

INVESTING ACTIVITIES:
Capital expenditures		(919)	(3,567)		(4,486)
Business acquisitions		(169,102)			(169,102)

Net cash used in investing activities		(170,021)	(3,567)		(173,588)

FINANCING ACTIVITIES:
Changes in intercompany activities	(15,309)	25,191	(9,882)		—
Borrowings under credit facility		157,560			157,560
Proceeds from issuance of cumulative redeemable preferred stock and warrants	14,267				14,267
Repayment of amounts borrowed under credit facility		(13,949)			(13,949)
Purchase of common stock, including redeemable common stock	(139)				(139)

Net cash provided by (used in) financing activities	(1,181)	168,802	(9,882)		157,739

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		7,740	(828)		6,912

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,554	(245)		4,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$12,294	$(1,073)	$—	$11,221

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2000
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(1,535)	$1,523	$10,791		$10,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,670	3,431	(575)		5,526

Net cash provided by operating activities	1,135	4,954	10,216		16,305

INVESTING ACTIVITIES:
Capital expenditures		(1,781)	(2,587)		(4,368)
Business acquisitions		(752)			(752)

Net cash used in investing activities		(2,533)	(2,587)		(5,120)

FINANCING ACTIVITIES:
Changes in intercompany activities	875	7,510	(8,385)		—
Proceeds from exercise of stock options	295				295
Repayment of amounts borrowed under credit facility		(7,595)			(7,595)
Purchase of common stock, including redeemable common stock	(2,305)				(2,305)

Net cash used in financing activities	(1,135)	(85)	(8,385)		(9,605)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,336	(756)		1,580

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,218	511		2,729

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$4,554	$(245)	$—	$4,309

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
TransDigm Holding Company

We have audited the consolidated balance sheets of TransDigm Holding Company and subsidiaries (the ”Company”) as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended September 30, 2002 and have issued our report thereon dated December 2, 2002; such consolidated financial statements and report are included on pages F-1 through F-28 of this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, shown on page F-30. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Cleveland, Ohio
December 2, 2002

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000 (in thousands)
Column A	Column B	Column C				Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Christie Acquisition	Champion Aviation Acquisition	Honeywell Acquisition	Deductions from Reserve (1)	Balance at End of Period

Year Ended September 30, 2002:
Allowance for doubtful accounts	$1,156	$953				$804	$1,305
Reserve for excess and obsolete inventory	7,295	2,007				2,187	7,115
Sales returns and repairs	3,363	3,442				2,556	4,249

Year Ended September 30, 2001:
Allowance for doubtful accounts	371	839				54	1,156
Reserve for excess and obsolete inventory	6,431	504		$841	$350	831	7,295
Sales returns and repairs	1,870	1,096		1,676		1,279	3,363

Year Ended September 30, 2000:
Allowance for doubtful accounts	441	60	$20			150	371
Reserve for excess and obsolete inventory	7,110	684	100			1,463	6,431
Sales returns and repairs	2,163	14	100			407	1,870

(1)
For the allowance for doubtful accounts and reserve for excess and obsolete inventory, the amounts in this column represent charge-offs net of recoveries. For the sales returns and repairs accrued liabilities, the amounts primarily represent expenditures charged against liabilities.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2002

EXHIBIT NO.	DESCRIPTION

10.3	First Amendment to the Management Stockholders’ Agreement

10.9	TransDigm Inc. Executives Retirement Savings Plan

10.10	1994 Stock Incentive Plan of TransDigm Holding Company

10.11	1998 Stock Option Plan of TransDigm Holding Company

10.12	1999 Stock Purchase Plan of TransDigm Holding Company

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Ratio of EBITDA (As Defined) to Interest Expense

12.3	Ratio of EBITDA (As Defined) to Interest Expense (As Defined)

12.4	Ratio of Total Debt to EBITDA (As Defined)

21.1	Subsidiaries of TransDigm Holding Company