Form 10-Q
period 2002-12-28
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2003-02-07
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002.

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

(216) 289-4939

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the co-registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the co-registrants’ classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value	119,789
(Class)	(Outstanding at December 28, 2002)

Class A Common Stock (Non-Voting) of TransDigm Holding Company, $0.01 Par Value	-0-
(Class)	(Outstanding at December 28, 2002)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

(Unaudited)

	December 28, 2002	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,935	$49,206
Accounts receivable, net	34,369	37,341
Inventories, net (Note 4)	53,201	51,429
Deferred income taxes	9,959	9,959
Prepaid expenses and other	1,327	715

Total current assets	162,791	148,650
PROPERTY, PLANT AND EQUIPMENT—Net	38,206	39,192
GOODWILL—Net	158,431	158,453
OTHER INTANGIBLE ASSETS—Net	41,286	41,570
DEBT ISSUE COSTS—Net	10,953	11,622
DEFERRED INCOME TAXES AND OTHER	2,745	2,739

TOTAL ASSETS	$414,412	$402,226

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$7,591	$7,084
Accounts payable	10,652	11,835
Accrued liabilities	31,732	30,696

Total current liabilities	49,975	49,615
LONG-TERM DEBT—Less current portion	404,062	404,468
OTHER NON-CURRENT LIABILITIES	6,382	6,268

Total liabilities	460,419	460,351

CUMULATIVE REDEEMABLE PREFERRED STOCK	16,912	16,124
REDEEMABLE COMMON STOCK (Note 5)	2,907	2,907
STOCKHOLDERS’ DEFICIENCY:
Common stock	102,080	102,080
Warrants	1,934	1,934
Retained deficit	(169,176)	(180,506)
Accumulated other comprehensive loss	(664)	(664)

Total stockholders’ deficiency	(65,826)	(77,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$414,412	$402,226

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars)

(Unaudited)

	Thirteen Weeks Ended
	December 28, 2002	December 29, 2001
NET SALES	$69,805	$57,725
COST OF SALES	35,495	31,698

GROSS PROFIT	34,310	26,027
OPERATING EXPENSES:
Selling and administrative	4,975	5,340
Amortization of intangibles	284	1,393
Research and development	714	680

Total operating expenses	5,973	7,413

INCOME FROM OPERATIONS	28,337	18,614
INTEREST EXPENSE—Net	8,939	8,604

INCOME BEFORE INCOME TAXES	19,398	10,010
INCOME TAX PROVISON	7,280	4,307

NET INCOME	$12,118	$5,703

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002

(In Thousands of Dollars)

(Unaudited)

	Common Stock	Warrants	Retained Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2002	$102,080	$1,934	$(180,506)	$(664)	$(77,156)
Comprehensive income—
Net income			12,118		12,118
Cumulative redeemable preferred stock:
Dividends accrued			(719)		(719)
Accretion for original issue discount			(69)		(69)

BALANCE, DECEMBER 28, 2002	$102,080	$1,934	$(169,176)	$(664)	$(65,826)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Thirteen Weeks Ended
	December 28, 2002	December 29, 2001
OPERATING ACTIVITIES:
Net income	$12,118	$5,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,720	1,730
Amortization of intangibles	284	1,393
Amortization of debt issue costs and note premium	501	633
Interest deferral on Holdings PIK Notes	919	783
Changes in assets and liabilities:
Accounts receivable	2,972	5,344
Inventories	(1,772)	(1,401)
Prepaid expenses and other assets	(505)	(1,381)
Accounts payable	(1,183)	(925)
Accrued and other liabilities	1,150	1,259

Net cash provided by operating activities	16,204	13,138

INVESTING ACTIVITIES:
Capital expenditures	(734)	(373)

Net cash used in investing activities	(734)	(373)

FINANCING ACTIVITIES:
Repayment of amounts borrowed under credit facility	(741)	(3,134)

Net cash used in financing activities	(741)	(3,134)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,729	9,631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,206	11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,935	$20,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,034	$9,919

Cash paid during the period for income taxes	$552	$1,449

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001 (UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

TransDigm Holding Company (“Holdings”), through its wholly-owned operating subsidiary, TransDigm Inc. (“TransDigm”), is a premier supplier of engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), Marathon Power Technologies Company (“Marathon”), ZMP, Inc. (“ZMP”), and Adams Rite Aerospace, Inc. (“Adams Rite”) (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical controls and actuators, and batteries and chargers. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. The September 30, 2002 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen weeks ended December 28, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on October 1, 2002. Under the provisions of SFAS No. 142 amortization of goodwill ceased effective October 1, 2002. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense during fiscal 2003. Goodwill amortization was replaced with the requirement to test goodwill at least annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The Company has not determined the impact, if any, that the impairment test will have on its consolidated financial position or results of operations. Goodwill amortization recorded during the thirteen weeks ended December 29, 2001 totaled $1.1 million.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The implementation of this statement had no effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The implementation of this statement had no effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements, which requires the disclosure of any guarantees in place prior to December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date. The Company is not a guarantor in arrangements entered into prior to December 31, 2002 that require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148 in the second quarter of fiscal 2003.

4.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 28, 2002	September 30, 2002
Work-in-progress and finished goods	$29,873	$28,534
Raw materials and purchased component parts	30,378	30,010

Total	60,251	58,544
Reserve for excess and obsolete inventory	(7,050)	(7,115)

Inventories—net	$53,201	$51,429

5.	CONTINGENCIES

Environmental—The Company has been addressing contaminated soil and groundwater beneath its facility in Waco, Texas. Although there can be no assurance that material expenditures will not be required in the future to address currently unidentified contamination or to satisfy further requirements of the Texas Natural Resources Conservation Commission (“TNRCC”), the Company believes, based upon information currently available, that the current soil and groundwater remediation at the Waco facility will not require the incurrence of material expenditures in excess of the escrow fund created in August 1997.

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

Put Options—During fiscal 2002, a put option (“put”) became exercisable enabling the holder to require the Company to purchase up to 80% of his Common Stock (including shares acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and his continued service as Chairman of the Board of Holdings and TransDigm. As of December 28, 2002, there were no outstanding shares of Common Stock subject to the put; however, 8,114 shares of

Common Stock that can be acquired under exercisable stock options at December 28, 2002 are subject to the put. The estimated fair value of the 6,491 shares that the Chairman of the Board could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at December 28, 2002. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3.0 million at December 28, 2002. Also, the Chairman of the Board and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options.

Other—During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

6.	SUBSEQUENT EVENT

On January 24, 2003, a wholly-owned subsidiary of the Company signed an agreement to acquire the business of Norco, Inc., a subsidiary of TransTechnology Corporation, for $51 million in cash. In addition, the Company may be required to pay up to $1 million of contingent tax payments under certain circumstances. The purchase price is subject to adjustment for changes in working capital (as defined in the agreement). The transaction will be financed with cash on hand and is expected to close in February 2003.

7.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 10 3 / 8 % Senior Subordinated Notes due 2008 are unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the Senior Subordinated Notes is subordinated to Holdings’ obligations under the Holdings PIK Notes, as well as the Holdings’ guarantee of TransDigm’s borrowings under its Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of December 28, 2002 and September 30, 2002 and its statements of income and cash flows for the thirteen weeks ended December 28, 2002, and December 29, 2001.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2002

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$65,293	$(1,358)		$63,935
Accounts receivable, net		13,874	20,495		34,369
Inventories, net		21,451	31,750		53,201
Deferred income taxes		9,959			9,959
Prepaid expenses and other		299	1,028		1,327

Total current assets		110,876	51,915		162,791

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,430)	398,156	(143,480)	$(110,246)
PROPERTY, PLANT AND EQUIPMENT—Net		9,104	29,102		38,206
GOODWILL—Net		11,063	147,368		158,431
OTHER INTANGIBLE ASSETS—Net		11,429	29,857		41,286
DEBT ISSUE COSTS—Net	201	10,752			10,953
DEFERRED INCOME TAXES AND OTHER		2,745			2,745

TOTAL ASSETS	$(144,229)	$554,125	$114,762	$(110,246)	$414,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term liabilities		$7,591			$7,591
Accounts payable		4,924	$5,728		10,652
Accrued liabilities		24,336	7,396		31,732

Total current liabilities		36,851	13,124		49,975

LONG-TERM DEBT—Less current portion	$32,175	371,887			404,062

OTHER NON-CURRENT LIABILITIES		5,095	1,287		6,382

Total liabilities	32,175	413,833	14,411		460,419

CUMULATIVE REDEEMABLE PREFERRED STOCK	16,912				16,912
REDEEMABLE COMMON STOCK	2,907				2,907
STOCKHOLDERS’ EQUITY (DEFICIENCY)	(196,223)	140,292	100,351	$(110,246)	(65,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(144,229)	$554,125	$114,762	$(110,246)	$414,412

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2002

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$50,866	$(1,660)		$49,206
Accounts receivable, net		13,636	23,705		37,341
Inventories, net		20,131	31,298		51,429
Deferred income taxes		9,959			9,959
Prepaid expenses and other		299	416		715

Total current assets		94,891	53,759		148,650

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,430)	377,723	(123,047)	$(110,246)
PROPERTY, PLANT AND EQUIPMENT—Net		9,568	29,624		39,192
GOODWILL—Net		11,085	147,368		158,453
OTHER INTANGIBLE ASSETS—Net		11,580	29,990		41,570
DEBT ISSUE COSTS—Net	209	11,413			11,622
DEFERRED INCOME TAXES AND OTHER		2,739			2,739

TOTAL ASSETS	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term liabilities		$7,084			$7,084
Accounts payable		5,551	$6,284		11,835
Accrued liabilities		17,413	13,283		30,696

Total current liabilities		30,048	19,567		49,615
LONG-TERM DEBT—Less current portion	$31,256	373,212			404,468
OTHER NON-CURRENT LIABILITIES		4,981	1,287		6,268

Total liabilities	31,256	408,241	20,854		460,351

CUMULATIVE REDEEMABLE PREFERRED STOCK	16,124				16,124
REDEEMABLE COMMON STOCK	2,907				2,907
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(194,508)	110,758	116,840	$(110,246)	(77,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES		$29,099	$40,706		$69,805
COST OF SALES		12,304	23,191		35,495

GROSS PROFIT		16,795	17,515		34,310

OPERATING EXPENSES:
Selling and administrative		2,908	2,067		4,975
Amortization of intangibles		151	133		284
Research and development		430	284		714

Total operating expenses		3,489	2,484		5,973

INCOME FROM OPERATIONS		13,306	15,031		28,337
INTEREST EXPENSE—Net	$927	5,883	2,129		8,939

INCOME (LOSS) BEFORE INCOME TAXES	(927)	7,423	12,902		19,398
INCOME TAX PROVISION (BENEFIT)	(348)	2,786	4,842		7,280

NET INCOME (LOSS)	$(579)	$4,637	$8,060	$—	$12,118

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2001

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES		$27,848	$29,877		$57,725
COST OF SALES		14,544	17,154		31,698

GROSS PROFIT		13,304	12,723		26,027

OPERATING EXPENSES:
Selling and administrative		3,443	1,897		5,340
Amortization of intangibles		205	1,188		1,393
Research and development		396	284		680

Total operating expenses		4,044	3,369		7,413

INCOME FROM OPERATIONS		9,260	9,354		18,614
INTEREST EXPENSE—Net	$791	4,875	2,938		8,604

INCOME (LOSS) BEFORE INCOME TAXES	(791)	4,385	6,416		10,010
INCOME TAX PROVISION (BENEFIT)	(340)	1,887	2,760		4,307

NET INCOME (LOSS)	$(451)	$2,498	$3,656	$—	$5,703

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(579)	$4,637	$8,060		$12,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities	927	6,406	(3,247)		4,086

Net cash provided by operating activities	348	11,043	4,813		16,204

INVESTING ACTIVITIES—Capital expenditures		(339)	(395)		(734)

FINANCING ACTIVITIES:
Changes in intercompany activities	(348)	4,464	(4,116)
Repayment of amounts borrowed under credit facility		(741)			(741)

Net cash provided by (used in) financing activities	(348)	3,723	(4,116)		(741)

INCREASE IN CASH AND CASH EQUIVALENTS		14,427	302		14,729
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		50,866	(1,660)		49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$65,293	$(1,358)	$—	$63,935

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2001

(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(451)	$2,498	$3,656		$5,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities	791	2,227	4,417		7,435

Net cash provided by operating activities	340	4,725	8,073		13,138

INVESTING ACTIVITIES—Capital expenditures		(245)	(128)		(373)

FINANCING ACTIVITIES:
Changes in intercompany activities	(340)	8,144	(7,804)
Repayment of amounts borrowed under credit facility		(3,134)			(3,134)

Net cash provided by (used in) financing activities	(340)	5,010	(7,804)		(3,134)

INCREASE IN CASH AND CASH EQUIVALENTS		9,490	141		9,631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,294	(1,073)		11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$21,784	$(932)	$—	$20,852

*    *    *    *    *

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section to “TransDigm” are to TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm. References to the “Company” are to Holdings, together with TransDigm.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement are set forth under the caption “Risk Factors” and elsewhere in this Quarterly Statement. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by those cautionary statements.

Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as its current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Recent Developments

On January 24, 2003, a wholly-owned subsidiary of the Company signed an agreement to acquire the business of Norco, Inc., a subsidiary of TransTechnology Corporation, for $51 million in cash. In addition, the Company may be required to pay up to $1 million of contingent tax payments under certain circumstances. The purchase price is subject to adjustment for changes in working capital (as defined in the agreement). The transaction will be financed with cash on hand and is expected to close in February 2003.

Significant Accounting Policies

The Company’s consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company’s significant accounting policies are described in Note 3 to the Company’s consolidated financial statements included with the Company’s Form 10-K for the fiscal year ended September 30, 2002.

Effective October 1, 2002, the Company implemented the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased the amortization of its goodwill. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense during fiscal 2003. Goodwill amortization was replaced with the requirement to test goodwill at least annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The Company has not determined the impact, if any, that the impairment test will have on its consolidated financial position or results of operations.

Accounting estimates are an integral part of the Company’s consolidated financial statements and are based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company’s consolidated financial statements for the 2002 fiscal year and the thirteen weeks ended December 28, 2002 and December 29, 2001 include the valuation allowances for inventory obsolescence and uncollectible accounts receivable, accrued liabilities recognized for losses on uncompleted contracts, environmental costs, sales returns and repairs, and allocations of purchase prices for business combinations, along with pending purchase price adjustment amounts.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Weeks Ended
	December 28, 2002	December 29, 2001
Net sales	100%	100%

Gross profit	49	45
Selling and administrative expenses	7	9
Amortization of intangibles	—	3
Research and development	1	1

Income from operations	41	32
Interest expense—net	13	15
Income tax provision	11	7

Net income	17%	10%

Changes in Results of Operations

Thirteen weeks ended December 28, 2002 compared with thirteen weeks ended December 29, 2001.

Significant Event

The comparison between the thirteen weeks ended December 28, 2002 and December 29, 2001 is significantly impacted by the effects of the September 11, 2001 terrorist attacks. Sales during the thirteen weeks ended December 29, 2001 were significantly reduced as a result of the terrorist attacks and the subsequent impact on the aerospace industry. Commercial aftermarket customers and regional and business jet OEM’s immediately delayed shipments in 2001. In addition, the Company immediately adjusted its cost structure by significantly reducing its workforce in early October 2001.

•	Net Sales. Net sales increased by $12.1 million, or 20.9%, to $69.8 million for the quarter ended December 28, 2002 from $57.7 million for the comparable quarter last year, primarily due to lower sales in the quarter ended December 29, 2001 resulting from the industry events triggered in part by the September 11, 2001 terrorist attacks and to new business with Airbus in the quarter ended December 28, 2002 relating to the sale of certain cockpit door security mechanisms.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $8.3 million, or 31.8%, to $34.3 million for the quarter ended December 28, 2002 from $26.0 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above. Gross profit as a percentage of sales increased to 49% for the thirteen week period ended December 28, 2002 from 45% for the comparable period last year principally as a result of the following factors: (1) higher volume on a reduced cost structure as described above, (2) favorable product mix and (3) the strength of our proprietary products and market positions.

•	Selling and Administrative Expenses. Selling and administrative expenses decreased by $0.3 million, or 6.8%, to $5.0 million for the quarter ended December 28, 2002 from $5.3 million for the comparable quarter last year due to the continuing cost control measures implemented after the Company’s October 2001 workforce reductions resulting from the September 11 th terrorist attacks. Selling and administrative expenses decreased as a percentage of net sales to 7.1% for the comparable quarter last year from 9.3% for the comparable quarter last year due to the increase in net sales discussed above and continuing cost control measures implemented after the terrorist attacks described above.

•	Amortization of Intangibles. Amortization of intangibles decreased by $1.1 million, or 79.6%, to $0.3 million for the quarter ended December 28, 2002 from $1.4 million for the comparable quarter last year due to the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which became effective October 1, 2002. Under SFAS 142, the Company ceased the amortization of its goodwill effective October 2002. Goodwill amortization is replaced with the requirement to test goodwill at least annually for impairment.

•	Research and Development. Research and development expense was $0.7 million for each of the quarters ended December 28, 2002 and December 29, 2001. Research and development expense, as a percentage of net sales, was approximately 1% for both quarters.

•	Income from Operations. Operating income increased by $9.7 million, or 52.2%, to $28.3 million for the quarter ended December 28, 2002 from $18.6 million for the comparable quarter last year, due to the factors discussed above.

•	Interest Expense. Interest expense increased $0.3 million, or 3.9%, to $8.9 million for the quarter ended December 28, 2002 from $8.6 million for the comparable quarter last year. This was principally caused by an increase in the Company’s weighted average interest rate on its long-term debt resulting from the issuance of an additional $75 million in aggregate principal amount of 10 3 / 8 % Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in June 2002. The proceeds of the Senior Subordinated Notes, net of fees and expenses, were used to repay $74 million of the borrowings outstanding under the Company’s senior secured credit facility (the “Senior Credit Facility”), which increased the Company’s borrowing capacity under the Senior Credit Facility. The interest rate on outstanding borrowings under the Senior Credit Facility at December 28, 2002 was 4.9%.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 38% for the quarter ended December 28, 2002 compared to the 43% effective tax rate for the comparable quarter last year, primarily due to increased tax benefits generated by foreign sales, research and development tax credits and a decline in non-deductible goodwill amortization and interest expense as a percentage of income before income taxes.

•	Net Income. The Company earned $12.1 million for the first quarter of fiscal 2003 compared to $5.7 million for the first quarter of fiscal 2002, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of December 28, 2002, the Company estimated its sales order backlog at $125.2 million compared to an estimated $101.8 million as of December 29, 2001. The increase in backlog is primarily due to an increase in orders for its lube pump product line and the placement of orders for the Airbus cockpit door security mechanisms discussed above. The majority of the purchase orders outstanding as of December 28, 2002 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 28, 2002 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. This activity is subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended December 28, 2002 and December 29, 2001 were not significant.

Liquidity and Capital Resources

The Company generated $16.2 million of cash from operating activities during the thirteen weeks ended December 28, 2002 compared to $13.1 million generated during the thirteen weeks ended December 29, 2001. The increase is primarily due to increased sales, the strength of the Company’s proprietary products and market positions and cost saving actions the Company undertook as a result of the September 11, 2001 terrorist attacks.

Cash used in investing activities increased to $0.7 million during the thirteen weeks ended December 28, 2002 compared to $0.4 million used during the thirteen weeks ended December 29, 2001, due to an increase in capital expenditures. Capital expenditures during the thirteen weeks ended December 29, 2001 were restricted due to the uncertainties caused by the September 11, 2001 terrorist attacks.

Cash used in financing activities during the thirteen weeks ended December 28, 2002 decreased to $0.7 million compared to $3.1 million during the thirteen weeks ended December 29, 2001, due to decreased repayment of debt obligations.

At December 28, 2002, the Company had $63.9 million of cash and cash equivalents. As discussed above, on January 24, 2003, a wholly-owned subsidiary of the Company signed an agreement to acquire the business of Norco, Inc. for $51 million in cash. The transaction will be financed with cash on hand and is expected to close in February 2003.

The Company’s Senior Credit Facility consists of (1) a $30.0 million Revolving Credit Facility maturing in November 2004 and (2) a Term Loan Facility consisting of a $105.5 million Tranche B Facility maturing in May 2006 and a $115.0 million Tranche C Facility maturing in May 2007. The Tranche A facility was repaid in fiscal 2002. As of December 28, 2002, the outstanding balances of the Revolving Credit Facility and the Tranche B and C facilities were $0, $83.1 million and $92.0 million, respectively. No additional borrowings are available under the Tranche A, B and C facilities of the Term Loan Facility.

The Senior Credit Facility allows TransDigm to incur up to $150.0 million of additional bank borrowings or subordinated debt (for which there are currently no commitments to provide such funds), subject to certain restrictions, including a requirement that such debt must be used either to finance acquisitions permitted by the Senior Credit Facility or to pay dividends to Holdings to retire the Holdings PIK Notes. The Senior Credit Facility also allows TransDigm to effect permitted acquisitions, with the aggregate amount paid for all such permitted acquisitions not to exceed $225.0 million, and requires that at least $10.0 million must remain unused and available under the $30.0 million Revolving Credit Facility immediately following any acquisition

The interest rate for the Senior Credit Facility is, at the Company’s option, either (A) a floating rate equal to the base rate plus the applicable margin, as defined in the Senior Credit Facility, or (B) the Eurodollar rate for fixed periods of one, two, three, or six months, plus the applicable margin. The overall interest rate and applicable margin are determined based on (1) in the case of the Tranche A Facility and the Revolving Credit Facility, (A) an interest rate determined by the base rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; or (B) an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; and (2) in the case of the Tranche B Facility and the Tranche C Facility, (A) an interest rate determined by the base rate, plus 2.50%; or (B) an interest rate determined by the Eurodollar rate, plus 3.50%. The Senior Credit Facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and, during fiscal 2003 and thereafter, 50% of excess cash flow (as defined in the Senior Credit Facility) in excess of a predetermined amount under the Senior Credit Facility.

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

The Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, holds a presently-exercisable put option enabling him to require Holdings to purchase up to 80% of his common stock (including shares that may be acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. As of December 28, 2002, 8,114 shares of common stock that Mr. Peacock can acquire under presently-exercisable stock options are subject to the put. The estimated fair value of the 6,491 shares Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at December 28, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. See Note 5 of the Notes to the condensed consolidated financial statements included elsewhere in this Report.

The prepayment provision of the Holdings PIK Notes contains a prepayment penalty that begins to increase on December 4, 2003. TransDigm may pay a dividend to Holdings to repurchase the Holdings PIK Notes prior to December 4, 2003. The Senior Credit Facility permits this dividend, as well as the incurrence of additional indebtedness to finance it (subject to receipt of commitments to fund such indebtedness). TransDigm believes that it is currently permitted to incur additional indebtedness to finance this dividend under the Indenture governing the Senior Subordinated Notes, and anticipates that, on the date of its payment, this dividend will be permitted under the restricted payments covenant of the Indenture governing the Senior Subordinated Notes.

The following table sets forth the Company’s contractual cash obligations and other commercial commitments for the next several fiscal years (in millions):

	2003(1)	2004	2005	2006	2007	2008 and Thereafter	Total
Contractual Cash Obligations:
Long-Term Debt (2)	$3.8	$13.1	$36.7	$54.9	$66.6	$232.2	$407.3
Operating Leases	1.0	1.3	1.2	1.0	.7	3.8	9.0
Redeemable Preferred Stock (3)	—	—	—	—	—	19.1	19.1
Other Long-Term Obligations	2.6	2.2	2.2	—	—	—	7.0

Total Contractual Cash Obligations	$7.4	$16.6	$40.1	$55.9	$67.3	$255.1	$442.4

(1)	Beginning December 29, 2002.

(2)	Assumes repayment of $32.2 million of Holdings PIK Notes in fiscal 2009. As mentioned earlier, TransDigm may pay a dividend to Holdings to be used to prepay the Holdings PIK Notes at any time. The Long-Term Debt amounts exclude a $1.8 million premium incurred in connection with the offering of $75 million in aggregate principal amount of additional Senior Subordinated Notes in fiscal 2002 which will be amortized over the term of the notes.

(3)	Excludes $2.2 million of unamortized original issue discount and issuance costs as of December 28, 2002.

The Company expects to use approximately $51 million of cash during the second quarter of fiscal 2003 to complete the acquisition of the business of Norco, Inc. described above. The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $0.7 million and $0.4 million during the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively. The Company expects its capital expenditures will increase moderately in the future.

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

The Company intends to pursue acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, other than the agreement to acquire the business of Norco, Inc. described above, there are no binding agreements with respect to any acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any other future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current level of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that cash flow from operations, available cash and available borrowings under the Senior Credit Facility, will be adequate to meet future liquidity needs for at least the next several years. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. See “Risk Factors.”

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets which became effective for the Company on October 1, 2002. Under the provisions of SFAS No. 142 amortization of goodwill ceased effective October 1, 2002. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense during fiscal 2003. Goodwill amortization was replaced with the requirement to test goodwill at least annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The Company has not determined the impact, if any, that the impairment test will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The implementation of this statement had no effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company’s fiscal year ending September 30, 2003. The implementation of this statement had no effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements, which requires the disclosure of any guarantees in place prior to December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date. The Company is not a guarantor in arrangements entered into prior to December 31, 2002 that require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148 in the second quarter of fiscal 2003.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity). In addition, Holdings’ only obligations at December 28, 2002 other than its guarantees of debt under the indenture that governs the Senior Subordinated Notes and the Senior Credit Facility consist of (1) the Holdings PIK Notes of $32.2 million due in fiscal 2009; (2) the Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $19.1 million; and (3) “put” rights held by certain persons to require Holdings to repurchase, at fair market value, shares of Holdings’ common stock (including shares that may be acquired through the exercise of stock options) held by such persons. The Holdings PIK Notes bear interest in the form of additional Holdings PIK Notes at 12% annually and the Holdings 16% Redeemable Preferred Stock accrues dividends in cash, or at Holdings’ option, in the form of additional shares of Holdings cumulative redeemable preferred stock, at 16% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen weeks ended December 28, 2002 was $0.9 million. Dividend accrual on the Holdings 16% Redeemable Preferred Stock during the thirteen weeks ended December 28, 2002 was $.7 million. As of December 28, 2002, up to 80% of the 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at December 28, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

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

The Company has a significant amount of indebtedness. The following chart shows certain of the Company’s important credit statistics:

At December 28, 2002
(dollars in millions)
Total TransDigm indebtedness	$376.9
Total Holdings indebtedness	$32.2

In addition, at December 28, 2002, the Company had a consolidated stockholders’ deficiency of $65.8 million, which resulted from the merger consideration paid in fiscal 1999 in conjunction with the recapitalization being charged directly to Holdings equity.

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

In addition to the restrictive covenants contained in our Senior Credit Facility and the Indenture governing the Senior Subordinated Notes and the Holdings PIK Notes (the “Indentures”), the Senior Credit Facility contains covenants that require us to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Indentures or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

Additional Borrowings Available—Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Subordinated Notes do not fully prohibit us or our subsidiaries from doing so. Our Senior Credit Facility will permit additional borrowings of up to $180.0 million, including $30.0 million under our Revolving Credit Facility and $150.0 million of uncommitted, additional bank borrowings. All of those borrowings would be senior to the Senior Subordinated Notes and the related guarantees. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

On September 11, 2001, the United States was subjected to multiple terrorist attacks, which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. The overall result of the terrorist attacks was billions of dollars in losses to the airlines industry. The full impact of these events and any future terrorist attacks is not yet known and could result in further reductions in the use of commercial aircraft. Any commencement of military action in Iraq or anywhere else could increase this risk. Such future reductions may cause airlines to delay purchases of spare parts and new aircraft or file for bankruptcy. If demand for new aircraft and spare parts decreases, there may be a decrease in demand for certain of our products.

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

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 13% of our net sales in fiscal 2002, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, and other things. Due in part to these factors, the number of large commercial aircraft delivered has dropped from a peak of approximately 914 aircraft in 1999. As a result of the events of September 11, 2001 and a weakened economy, many industry analysts expect aircraft deliveries to trend significantly downward over the next few years. Prior downturns have adversely effected our net sales, gross margin and net income. These and certain other factors may cause a downturn in sales to manufacturers of large commercial aircraft in the future which may have a material adverse effect on our business.

Fluctuations in Defense Spending—A decline in the U.S. defense budget may adversely affect our sales of parts used in military aircraft.

Approximately 23% of our sales in fiscal 2002 were related to products used in military aircraft, most of which were spare parts provided to various governmental agencies.

The United States’ defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the United States and abroad. The United States’ defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. If there is a decline, which reduces demand for our components, our business may be adversely affected.

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

Although we manufacture all of our products in the United States, some components are purchased from foreign suppliers. Our direct sales to foreign customers were approximately $59.4 million, $54.8 million and $36.2 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. In addition, a portion of the products we sell to domestic distributors is resold to foreign end-users. All of these sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.

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

PART I: \FINANCIAL INFORMATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 28, 2002, the Company is subject to interest rate risk with respect to borrowings under its Senior Credit Facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $175.1 million of borrowings outstanding under the Senior Credit Facility at December 28, 2002 was 4.9%. The effect of a hypothetical one percentage point increase in interest rates would increase the Company’s annual interest costs under the Senior Credit Facility by approximately $ 1.8 million based on the amount of borrowings outstanding at December 28, 2002.

Also outstanding at December 28, 2002 was $200.0 million of Company indebtedness in the form of the Senior Subordinated Notes, $32.2 million of Holdings PIK Notes and Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $19.1 million. In addition, as of December 28, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put that enables Mr. Peacock to require Holdings to repurchase, at fair market value, up to 80% of such shares after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15.0 million at December 28, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. The interest rates on the Senior Subordinated Notes and the Holdings PIK Notes are fixed at 10 3/8% and 12% per year, respectively, and the dividends accrue on the Holdings 16% Redeemable Preferred Stock at 16% annually. The fair value of the Senior Subordinated Notes was approximately $207 million at December 28, 2002, based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes and the Holdings 16% Redeemable Preferred Stock is not considered practicable because they are not publicly traded. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

ITEM 4.

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

Within 90 days prior to the date of this Report, Holdings and TransDigm carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm’s management, including Holdings’ and TransDigm’s Chief Executive Officer and Holdings’ and TransDigm’s Chief Financial Officer, of the effectiveness of the design and operation of Holdings’ and TransDigm’s disclosure controls and procedures. Based on the foregoing, Holdings’ and TransDigm’s Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm’s disclosure controls and procedures were effective.

There have been no significant changes in Holdings’ or TransDigm’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Holdings and TransDigm completed their evaluations.

PART II: OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

 None

(b) Reports on Form 8-K

On November 15, 2002, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release announcing preliminary operating results for fiscal 2002.

On January 24, 2002, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release announcing its wholly-owned subsidiary’s agreement to acquire the business of Norco, Inc. from TransTechnology Corporation.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 7, 2003

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2003

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 7, 2003

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2003

CERTIFICATIONS

I, W. Nicholas Howley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransDigm Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ W. Nicholas Howley

W. Nicholas Howley President and Chief Executive Officer (Principal Executive Officer)

I, Gregory Rufus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransDigm Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ Gregory Rufus
Gregory Rufus Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, W. Nicholas Howley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransDigm Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ W. Nicholas Howley
W. Nicholas Howley President and Chief Executive Officer (Principal Executive Officer)

I, Gregory Rufus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransDigm Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ Gregory Rufus
Gregory Rufus Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)