Form 10-Q
period 2003-03-29
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2003-05-13
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number	333-71397

TransDigm Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other Jurisdiction of incorporation or organization)

34-1750032

(I.R.S. Employer Identification No.)

TransDigm Holding Company

(Exact name of registrant as specified in its charter)

Delaware

(State or other Jurisdiction of incorporation or organization)

13-3733378

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

Yes ☒	No ☐

Indicate by check mark whether the co-registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the co-registrants’ classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value	119,789

(Class)	(Outstanding at March 29, 2003)

Class A Common Stock (Non-Voting) of TransDigm Holding Company, $0.01 Par Value	-0-

(Class)	(Outstanding at March 29, 2003)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

PART I:	FINANCIAL INFORMATION
ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	March 29, 2003	September 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,759	$49,206
Accounts receivable, net	46,625	37,341
Inventories, net (Note 5)	58,762	51,429
Deferred income taxes	9,959	9,959
Prepaid expenses and other	1,266	715

Total current assets	128,371	148,650
PROPERTY, PLANT AND EQUIPMENT - Net	39,985	39,192
GOODWILL - Net	203,421	158,453
OTHER INTANGIBLE ASSETS - Net	41,699	41,570
DEBT ISSUE COSTS - Net	10,173	11,622
DEFERRED INCOME TAXES AND OTHER	489	2,739

TOTAL ASSETS	$424,138	$402,226

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$11,564	$7,084
Accounts payable	14,335	11,835
Accrued liabilities	31,915	30,696

Total current liabilities	57,814	49,615
LONG-TERM DEBT - Less current portion	392,589	404,468
DEFERRED INCOME TAXES	1,817	—
OTHER NON-CURRENT LIABILITIES	4,270	6,268

Total liabilities	456,490	460,351

CUMULATIVE REDEEMABLE PREFERRED STOCK	17,737	16,124
REDEEMABLE COMMON STOCK (Note 6)	2,907	2,907
STOCKHOLDERS’ DEFICIENCY:
Common stock	102,080	102,080
Warrants	1,934	1,934
Retained deficit	(156,333)	(180,506)
Accumulated other comprehensive loss	(677)	(664)

Total stockholders’ deficiency	(52,996)	(77,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$424,138	$402,226

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 29, 2003 AND MARCH 30, 2002
(In Thousands of Dollars)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

NET SALES	$79,616	$59,888	$149,421	$117,613
COST OF SALES	42,691	32,450	78,186	64,148

GROSS PROFIT	36,925	27,438	71,235	53,465
OPERATING EXPENSES:
Selling and administrative	5,290	5,135	10,265	10,475
Amortization of intangibles	287	1,774	571	3,167
Research and development	708	692	1,422	1,372

Total operating expenses	6,285	7,601	12,258	15,014

INCOME FROM OPERATIONS	30,640	19,837	58,977	38,451
INTEREST EXPENSE - Net	9,043	8,281	17,982	16,885

INCOME BEFORE INCOME TAXES	21,597	11,556	40,995	21,566
INCOME TAX PROVISON	7,929	4,970	15,209	9,277

NET INCOME	$13,668	$6,586	$25,786	$12,289

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2003
(In Thousands of Dollars)
(Unaudited)

	Common Stock	Warrants	Retained Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, OCTOBER 1, 2002	$102,080	$1,934	$(180,506)	$(664)	$(77,156)
Comprehensive income:
Net income			25,786		25,786
Other comprehensive loss				(13)	(13)

Comprehensive income					25,773
Cumulative redeemable preferred stock:
Dividends accrued			(1,474)		(1,474)
Accretion for original issue discount			(139)		(139)

BALANCE, MARCH 29, 2003	$102,080	$1,934	$(156,333)	$(677)	$(52,996)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(In Thousands of Dollars)
(Unaudited)

	Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002

OPERATING ACTIVITIES:
Net income	$25,786	$12,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,352	3,474
Amortization of intangibles	571	3,167
Amortization/write-off of debt issue costs and note premium	1,404	1,264
Interest deferral on Holdings PIK Notes	1,546	1,626
Changes in assets/liabilities, net of effects from acquisition of business (Note 4):
Accounts receivable	(7,435)	7,679
Inventories	(1,345)	(1,728)
Prepaid expenses and other assets	1,210	(1,177)
Accounts payable	1,681	(1,320)
Accrued and other liabilities	2,631	1,982

Net cash provided by operating activities	29,401	27,256

INVESTING ACTIVITIES:
Acquisition of Norco, Inc. net assets (Note 4)	(52,954)
Capital expenditures	(2,703)	(1,056)

Net cash used in investing activities	(55,657)	(1,056)

FINANCING ACTIVITIES:
Borrowings under credit facility, net of fees of $200	24,800
Repayment of Holdings PIK Notes	(32,802)
Repayment of amounts borrowed under credit facility	(1,989)	(6,631)
Payment of Honeywell license obligation	(1,200)	(1,800)
Purchase of redeemable common stock		(15)

Net cash used in financing activities	(11,191)	(8,446)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,447)	17,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,206	11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,759	$28,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,222	$13,891

Cash paid during the period for income taxes	$11,180	$8,574

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

TransDigm Holding Company (“Holdings”), through its wholly-owned operating subsidiary, TransDigm Inc. (“TransDigm”), is a premier supplier of engineered power system and airframe components servicing predominantly the aerospace industry.  TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), Marathon Power Technologies Company (“Marathon”), ZMP, Inc. (“ZMP”), and Adams Rite Aerospace, Inc. (“Adams Rite”) (collectively, the “Company”) offers a broad line of proprietary aerospace components.  Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical controls and actuators, batteries and chargers, engine hold open mechanisms and specialty connecting devices.  Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented.  These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.  The September 30, 2002 condensed consolidated balance sheet was derived from the Company’s audited financial statements.  The results of operations for the thirteen and twenty-six week periods ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made to the fiscal 2002 financial statements and related notes to conform to the classifications used in 2003.

3.	NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which became effective for the Company on October 1, 2002. Under the provisions of SFAS 142, amortization of goodwill and certain other intangible assets ceased effective October 1, 2002. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense during fiscal 2003. Goodwill amortization was replaced with the requirement to test goodwill for impairment upon adoption of SFAS 142 and at least annually thereafter. The Company’s initial impairment test as of October 1, 2002 had no effect on its consolidated financial position or results of operations.  The Company’s annual impairment test will be performed as of its fiscal year end.

A reconciliation of net income reported by the Company for the thirteen and twenty-six week periods ended March 29, 2003 and March 30, 2002 to the net income which would have been reported had the provisions of SFAS 142 been applied at the beginning of the periods ended March 29, 2002 is as follows (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Reported net income	$13,668	$6,586	$25,786	$12,289
Add back goodwill amortization (net of income taxes)	—	912	—	1,817

Adjusted net income	$13,668	$7,498	$25,786	$14,106

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements (“FIN 45”), which requires the disclosure of any guarantees in place prior to December 31, 2002 and the recognition of a liability for the fair value of any guarantees entered into or modified after that date.  The Company is not a guarantor in arrangements that require the recognition of a liability or disclosure under FIN No. 45.  The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies Accounting Principles Board Opinion No. 25  (“APB 25”) and related interpretations in accounting for its stock option plans.  No compensation cost has been recognized for the Company’s stock option plans because the exercise price of the options issued equaled the fair value of the common stock on the grant dates.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method specified in SFAS 123, the Company’s reported net income would have been reduced.  Information concerning reported and pro forma stock-based employee compensation costs and net income is provided below (in thousands) to illustrate the difference between accounting for the stock option plans under APB 25 and SFAS 123.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income reported	$13,668	$6,586	$25,786	$12,289
Stock-based employee compensation cost (net of income taxes) if fair value based method had been used	146	131	291	261

Pro forma net income as if the fair value based method had been used	$13,522	$6,455	$25,495	$12,028

During January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities are defined as having one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

•	The equity investors lack one or more of the essential characteristics of a controlling financial interest.

The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon implementation of FIN 46 in the fourth quarter of fiscal 2003.

4.	ACQUISITION

On February 24, 2003, Marathon acquired certain assets and assumed certain liabilities of the Norco, Inc. business (the “Acquisition”) from TransTechnology Corporation for $51.0 million in cash.  In addition, the Company was required to pay approximately $1.0 million of asset transfer tax payments in accordance with the agreement.  The purchase price is subject to adjustment based on a final determination of working capital as of the closing of the Acquisition.  Norco, Inc. (“Norco”) is a leading aerospace component manufacturer of proprietary engine hold open mechanisms and specialty connecting devices.  Norco’s proprietary aerospace components, significant aftermarket content and strong niche market position fit well into the Company’s overall business and strategic direction.  As a result of the Acquisition, Marathon expects to reduce costs through the relocation of the Norco manufacturing process into its existing Waco, Texas facility.

The purchase price consideration of $51.0 million in cash, $1.0 million tax payment and $1.0 million of costs associated with the Acquisition were funded through the use of $28.2 million of the Company’s existing cash balances and $24.8 million (net of fees of $0.2 million) of new borrowings added to the Company’s Tranche C Facility maturing in May 2007 under its existing Senior Credit Facility.

The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the Acquisition.  The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.  The Company expects substantially all of the goodwill will be deductible for income tax purposes.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of Acquisition (in thousands).

At February 24, 2003

Current assets	$7,896
Property, plant and equipment	1,442
Goodwill	44,978
Intangible assets	51

Total assets acquired	54,367

Current liabilities	1,413

Total liabilities assumed	1,413

Net assets acquired	$52,954

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the periods ended (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	$81,923	$66,118	$156,921	$130,052
Operating income	31,456	22,370	61,302	42,958
Net income	14,054	7,990	26,931	14,744

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

5.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods.  Inventories consist of the following (in thousands):

	March 29, 2003	September 30, 2002

Work-in-progress and finished goods	$33,884	$28,534
Raw materials and purchased component parts	32,411	30,010

Total	66,295	58,544
Reserve for excess and obsolete inventory	(7,533)	(7,115)

Inventories - net	$58,762	$51,429

6.	CONTINGENCIES

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

In connection with the Company’s acquisition of Marathon, a $2 million escrow was created to cover the cost of remediation that TNRCC might require at the facility. During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and cannot presently determine the ultimate outcome of this matter. Current estimates indicate the $2 million escrow is adequate to cover any costs that may be required to meet TNRCC requirements.

Put Options - During fiscal 2002, a put option (“put”) became exercisable enabling the holder to require the Company to purchase up to 80% of his Common Stock (including shares acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and his continued service as Chairman of the Board of Holdings and TransDigm. As of March 29, 2003, there were no outstanding shares of Common Stock subject to the put; however, 8,114 shares of Common Stock that can be acquired under exercisable stock options at March 29, 2003 are subject to the put. The estimated fair value of the 6,491 shares that the Chairman of the Board could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15 million at March 29, 2003. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3 million at March 29, 2003. Also, the Chairman of the Board and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options.

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

7.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 10 3/8% Senior Subordinated Notes due 2008 are unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of March 29, 2003 and September 30, 2002 and its statements of income and cash flows for the twenty-six week periods ended March 29, 2003 and March 30, 2002.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 29, 2003
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$12,230	$(471)		$11,759
Accounts receivable, net		15,161	31,464		46,625
Inventories, net		20,217	38,545		58,762
Deferred income taxes		9,959			9,959
Prepaid expenses and other		284	982		1,266

Total current assets		57,851	70,520		128,371
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(177,232)	476,036	(135,604)	$(163,200)
PROPERTY, PLANT AND EQUIPMENT - Net		9,544	30,441		39,985
GOODWILL - Net		11,072	192,349		203,421
OTHER INTANGIBLE ASSETS - Net		11,278	30,421		41,699
DEBT ISSUE COSTS - Net		10,173			10,173
DEFERRED INCOME TAXES AND OTHER		489			489

TOTAL ASSETS	$(177,232)	$576,443	$188,127	$(163,200)	$424,138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term liabilities		$11,564			$11,564
Accounts payable		5,007	$9,328		14,335
Accrued liabilities		22,568	9,347		31,915

Total current liabilities		39,139	18,675		57,814
LONG-TERM DEBT - Less current portion		392,589			392,589
DEFERRED INCOME TAXES		1,817			1,817
OTHER NON-CURRENT LIABILITIES		2,983	1,287		4,270

Total liabilities		436,528	19,962		456,490

CUMULATIVE REDEEMABLE PREFERRED STOCK	$17,737				17,737
REDEEMABLE COMMON STOCK	2,907				2,907
STOCKHOLDERS’ EQUITY (DEFICIENCY)	(197,876)	139,915	168,165	$(163,200)	(52,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(177,232)	$576,443	$188,127	$(163,200)	$424,138

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$50,866	$(1,660)		$49,206
Accounts receivable, net		13,636	23,705		37,341
Inventories, net		20,131	31,298		51,429
Deferred income taxes		9,959			9,959
Prepaid expenses and other		299	416		715

Total current assets		94,891	53,759		148,650
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,430)	377,723	(123,047)	$(110,246)
PROPERTY, PLANT AND EQUIPMENT - Net		9,568	29,624		39,192
GOODWILL - Net		11,085	147,368		158,453
OTHER INTANGIBLE ASSETS - Net		11,580	29,990		41,570
DEBT ISSUE COSTS - Net	209	11,413			11,622
DEFERRED INCOME TAXES AND OTHER		2,739			2,739

TOTAL ASSETS	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term liabilities		$7,084			$7,084
Accounts payable		5,551	$6,284		11,835
Accrued liabilities		17,413	13,283		30,696

Total current liabilities		30,048	19,567		49,615
LONG-TERM DEBT - Less current portion	$31,256	373,212			404,468
OTHER NON-CURRENT LIABILITIES		4,981	1,287		6,268

Total liabilities	31,256	408,241	20,854		460,351

CUMULATIVE REDEEMABLE PREFERRED STOCK	16,124				16,124
REDEEMABLE COMMON STOCK	2,907				2,907
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(194,508)	110,758	116,840	$(110,246)	(77,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(144,221)	$518,999	$137,694	$(110,246)	$402,226

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2003
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES		$59,624	$89,797		$149,421
COST OF SALES		25,828	52,358		78,186

GROSS PROFIT		33,796	37,439		71,235

OPERATING EXPENSES:
Selling and administrative		5,616	4,649		10,265
Amortization of intangibles		302	269		571
Research and development		774	648		1,422

Total operating expenses		6,692	5,566		12,258

INCOME FROM OPERATIONS		27,104	31,873		58,977
INTEREST EXPENSE - Net	$1,755	12,045	4,182		17,982

INCOME (LOSS) BEFORE INCOME TAXES	(1,755)	15,059	27,691		40,995
INCOME TAX PROVISION (BENEFIT)	(651)	5,587	10,273		15,209

NET INCOME (LOSS)	$(1,104)	$9,472	$17,418	$—	$25,786

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES		$56,422	$61,191		$117,613
COST OF SALES		28,626	35,522		64,148

GROSS PROFIT		27,796	25,669		53,465

OPERATING EXPENSES:
Selling and administrative		6,633	3,842		10,475
Amortization of intangibles		665	2,502		3,167
Research and development		826	546		1,372

Total operating expenses		8,124	6,890		15,014

INCOME FROM OPERATIONS		19,672	18,779		38,451
INTEREST EXPENSE - Net	$1,641	10,188	5,056		16,885

INCOME (LOSS) BEFORE INCOME TAXES	(1,641)	9,484	13,723		21,566
INCOME TAX PROVISION (BENEFIT)	(706)	4,081	5,902		9,277

NET INCOME (LOSS)	$(935)	$5,403	$7,821	$—	$12,289

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2003
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(1,104)	$9,472	$17,418		$25,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,755	10,227	(8,367)		3,615

Net cash provided by operating activities	651	19,699	9,051		29,401

INVESTING ACTIVITIES:
Acquisition of Norco, Inc. net assets			(52,954)		(52,954)
Capital expenditures		(1,318)	(1,385)		(2,703)

Net cash used by investing activities		(1,318)	(54,339)		(55,657)

FINANCING ACTIVITIES:
Changes in intercompany activities	32,151	(78,628)	46,477
Borrowings under credit facility, net of fees of $200		24,800			24,800
Repayment of Holdings PIK Notes	(32,802)				(32,802)
Payment of Honeywell license obligation		(1,200)			(1,200)
Repayment of amounts borrowed under credit facility		(1,989)			(1,989)

Net cash (used in) provided by financing activities	(651)	(57,017)	46,477		(11,191)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(38,636)	1,189		(37,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		50,866	(1,660)		49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$12,230	$(471)	$—	$11,759

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(935)	$5,403	$7,821		$12,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,641	13,146	180		14,967

Net cash provided by operating activities	706	18,549	8,001		27,256

INVESTING ACTIVITIES - Capital expenditures		(579)	(477)		(1,056)

FINANCING ACTIVITIES:
Changes in intercompany activities	(706)	8,598	(7,892)
Repayment of amounts borrowed under credit facility		(6,631)			(6,631)
Payment of Honeywell license obligation		(1,800)			(1,800)
Purchase of redeemable common stock		(15)			(15)

Net cash provided by (used in) financing activities	(706)	152	(7,892)		(8,446)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		18,122	(368)		17,754
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,294	(1,073)		11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$30,416	$(1,441)	$—	$28,975

*  *  *  *  *

PART I:	FINANCIAL INFORMATION
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

Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as its current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, other than may be required under the securities law.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft.  Most of the Company’s products share three common characteristics:  (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers (“OEMs”) and various agencies of the United States and foreign governments.  TransDigm generates the majority of its operating income from sales of replacement parts in the commercial and defense aftermarkets.  Most of TransDigm’s OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket.  Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are usually relatively stable (versus OEM sales) and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases.  TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

Recent Developments

On February 24, 2003, a wholly-owned subsidiary of the Company acquired certain assets and assumed certain liabilities of the Norco, Inc. business (“the Acquisition”) from TransTechnology Corporation, for $51.0 million in cash.  In addition, the Company was required to pay approximately $1.0 million of asset transfer tax payments in accordance with the agreement.  The purchase price is subject to adjustment based on a final determination in working capital as of the closing of the Acquisition.  Norco, Inc. designs, manufactures and supplies engine hold open mechanisms and specialty connecting devices.

The purchase price consideration of $51.0 million in cash, $1.0 million tax payment and $1.0 million of costs associated with the Acquisition were funded through the use of $28.2 million of the Company’s existing cash balances and $24.8 million (net of fees of $0.2 million) of new borrowings added to the Company’s Tranche C Facility maturing in May 2007 under its existing Senior Credit Facility.

On February 28, 2003, the Company repaid all of the outstanding Holdings PIK Notes in the amount of $32.8 million using existing cash balances.

Significant Accounting Policies

The Company’s condensed consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company’s significant accounting policies are described in Note 3 to the Company’s consolidated financial statements included with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Effective October 1, 2002, the Company implemented the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and ceased the amortization of its goodwill. The adoption of this statement will result in the elimination of approximately $5 million of annual goodwill amortization expense during fiscal 2003. Goodwill amortization was replaced with the requirement to test goodwill for impairment upon adoption of SFAS 142 and at least annually thereafter. The Company’s initial impairment test as of October 1, 2002 had no effect on its consolidated financial position or results of operations.

Accounting estimates are an integral part of the Company’s consolidated financial statements and are based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company’s consolidated financial statements for the 2002 fiscal year and the thirteen and twenty-six week periods ended March 29, 2003 and March 30, 2002 include the valuation allowances for inventory obsolescence and uncollectible accounts receivable, accrued liabilities recognized for losses on uncompleted contracts, environmental costs, sales returns and repairs, and allocations of purchase prices for business combinations, along with pending purchase price adjustment amounts.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	100%	100%	100%	100%

Gross profit	46	46	48	45
Selling and administrative expenses	7	9	7	9
Amortization of intangibles	—	3	1	2
Research and development	1	1	1	1

Income from operations	38	33	39	33
Interest expense - net	11	14	12	14
Income tax provision	10	8	10	8

Net income	17%	11%	17%	11%

Changes in Results of Operations

Thirteen week period ended March 29, 2003 compared with the thirteen week period ended March 30, 2002.

•

Net Sales. Net sales increased by $19.7 million, or 32.9%, to $79.6 million for the quarter ended March 29, 2003, from $59.9 million for the comparable quarter last year.  The increase is primarily due to new business with Airbus in the quarter ended March 29, 2003 relating to the sale of certain cockpit door security mechanisms and lower sales in the quarter ended March 30, 2002 resulting from the industry events triggered in part by the September 11, 2001 terrorist attacks.  The increase in net sales was partially offset by a modest decline in OEM sales.

•

Gross Profit. Gross profit (net sales less cost of sales) increased by $9.5 million, or 34.6%, to $36.9 million for the quarter ended March 29, 2003 from $27.4 million from the comparable quarter last year.  This increase is attributable to the higher sales discussed above.  Gross profit as a percentage of sales was 46% for the thirteen week periods ended March 29, 2003 and March 30, 2002.

•

Selling and Administrative Expenses. Selling and administrative expenses increased slightly by $0.2 million, or 3.0%, to $5.3 million for the quarter ended March 29, 2003 from $5.1 million for the comparable quarter last year.  Selling and administrative expenses decreased as a percentage of net sales to 6.6% for the current quarter from 8.6% for the comparable quarter last year due to the increase in net sales discussed above and continuing cost control measures implemented after the terrorist attacks described above.

•

Amortization of Intangibles. Amortization of intangibles decreased by $1.5 million, or 83.8%, to $0.3 million for the quarter ended March 29, 2003 from $1.8 million for the comparable quarter last year due to the implementation of SFAS 142 which became effective October 1, 2002.  Under SFAS 142, the Company ceased the amortization of its goodwill effective October 1, 2002.  Goodwill amortization was replaced with the requirement to test goodwill for impairment upon adoption of SFAS 142 and at least annually thereafter.

•

Research and Development. Research and development expense was $0.7 million for each of the quarters ended March 29, 2003 and March 30, 2002.  Research and development expense, as a percentage of net sales, was approximately 1% for both quarters.

•

Income from Operations. Operating income increased by $10.8 million, or 54.5%, to $30.6 million for the quarter ended March 29, 2003 from $19.8 million for the comparable quarter last year, due to the factors discussed above.

•

Interest Expense.  Interest expense increased $0.7 million, or 9.2%, to $9.0 million for the quarter ended March 29, 2003 from $8.3 million for the comparable quarter last year.  This was principally caused by an increase in the Company’s weighted average interest rate on its long-term debt resulting from the issuance of an additional $75 million in aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in June 2002.  The proceeds of the Senior Subordinated Notes, net of fees and expenses, were used to repay $74 million of the borrowings outstanding under the Company’s senior secured credit facility (the “Senior Credit Facility”) The interest rate on outstanding borrowings under the Senior Credit Facility at March 29, 2003 was 4.9%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 37% for the quarter ended March 29, 2003 compared to the 43% effective tax rate for the comparable quarter last year.  This lower estimated annual effective tax rate was due to increased tax benefits expected to result from higher foreign sales, research and development tax credits, and less non-deductible expenses as a percentage of income before taxes.

•

Net Income. The Company earned $13.7 million for the second quarter of fiscal 2003 compared to $6.6 million for the second quarter of fiscal 2002, primarily as a result of the factors referred to above.

Twenty-six week period ended March 29, 2003 compared with the twenty-six week period ended March 30, 2002.

•

Net Sales. Net sales increased by $31.8 million, or 27.0%, to $149.4 million for the twenty-six week period ended March 29, 2003, from $117.6 million for the comparable period last year.  The increase is primarily due to new business with Airbus relating to the sale of certain cockpit door security mechanisms, lower sales in the twenty-six week period ended March 30, 2002 resulting from the industry events triggered in part by the September 11, 2001 terrorist attacks and an increase in military spending partially offset by a modest decrease in OEM sales.

•

Gross Profit. Gross profit (net sales less cost of sales) increased by $17.7 million, or 33.2%, to $71.2 million for the twenty-six week period ended March 29, 2003 from $53.5 million from the comparable period last year.  This increase is attributable to the higher sales discussed above.  Gross profit as a percentage of sales increased to 47.7% for the twenty-six week period ended March 29, 2003 from 45.5% for the comparable period last year principally as a result of the following factors: (1) higher volume on a reduced cost structure implemented subsequent to the 2001 terrorist attacks, (2) favorable product mix and (3) the strength of the Company’s proprietary products and market positions.

•

Selling and Administrative Expenses. Selling and administrative expenses decreased slightly by $0.2 million, or 2.0%, to $10.3 million for the twenty-six week period ended March 29, 2003 from $10.5 million for the comparable period last year.  Selling and administrative expenses decreased as a percentage of net sales to 6.9% for the twenty-six week period ended March 29, 2003 from 8.9% for the comparable period last year due to the increase in net sales discussed above and continuing cost control measures implemented after the September 2001 terrorist attacks.

•

Amortization of Intangibles. Amortization of intangibles decreased by $2.6 million, or 82.0%, to $0.6 million for the twenty-six week period ended March 29, 2003 from $3.2 million for the comparable period last year due to the implementation of SFAS 142 which became effective October 1, 2002.  Under SFAS 142, the Company ceased the amortization of its goodwill effective October 1, 2002.  Goodwill amortization was replaced with the requirement to test goodwill for impairment upon adoption of SFAS 142 and at least annually thereafter.

•

Research and Development. Research and development expense was $1.4 million for each of the periods ended March 29, 2003 and March 30, 2002.  Research and development expense, as a percentage of net sales, was approximately 1% for both periods.

•

Income from Operations. Operating income increased by $20.5 million, or 53.4%, to $59.0 million for the twenty-six week period ended March 29, 2003 from $38.5 million for the comparable period last year, due to the factors discussed above.

•

Interest Expense. Interest expense increased $1.1 million, or 6.5%, to $18.0 million for the twenty-six week period ended March 29, 2003 from $16.9 million for the comparable period last year.  This was principally caused by an increase in the Company’s weighted average interest rate on its long-term debt resulting from the issuance of an additional $75 million in aggregate principal amount of 10 3/8% Senior Subordinated Notes in June 2002.  The proceeds of the Senior Subordinated Notes, net of fees and expenses, were used to repay $74 million of the borrowings outstanding under the Company’s Senior Credit Facility.  The interest rate on outstanding borrowings under the Senior Credit Facility at March 29, 2003 was 4.9%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 37% for the twenty-six week period ended March 29, 2003 compared to the 43% effective tax rate for the comparable period last year. The lower estimated annual effective tax rate was due to increased tax benefits generated by higher foreign sales, research and development tax credits and a decline in non-deductible goodwill amortization and interest expense as a percentage of income before income taxes.

•

Net Income. The Company earned $25.8 million for the twenty-six week period ended March 29, 2003 compared to $12.3 million for the same period last year, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales.  As of March 29, 2003, the Company estimated its sales order backlog at $125.7 million compared to an estimated $117.0 million as of March 30, 2002. The increase in backlog is due to the acquisition of the Norco, Inc. net assets and an increase in orders for the Company’s lube pump product line partially offset by a decline in orders for the Airbus cockpit door security mechanisms.   The majority of the purchase orders outstanding as of March 29, 2003 are scheduled for delivery within the next twelve months.  Purchase orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled.  Accordingly, the Company’s backlog as of March 29, 2003 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs.  The effects of inflation on the Company’s businesses during the thirteen and twenty-six week periods ended March 29, 2003 and March 30, 2002 were not significant.

Liquidity and Capital Resources

The Company generated $29.4 million of cash from operating activities during the twenty-six weeks ended March 29, 2003 compared to $27.3 million generated during the twenty-six weeks ended March 30, 2002.  The increase is primarily due to increased sales, the strength of the Company’s proprietary products and market positions and cost saving actions the Company undertook as a result of the September 11, 2001 terrorist attacks.

Cash used in investing activities increased to $55.7 million during the twenty-six weeks ended March 29, 2003 compared to $1.1 million used during the twenty-six weeks ended March 30, 2002.  The increase is primarily a result of the acquisition of the net assets of Norco, Inc. discussed previously and an increase in capital expenditures.  Capital expenditures during the twenty-six weeks ended March 30, 2002 were reduced due to the uncertainties caused by the September 11, 2001 terrorist attacks.

Cash used in financing activities during the twenty-six weeks ended March 29, 2003 increased to $11.2 million compared to $8.4 million during the twenty-six weeks ended March 30, 2002.  The increase is due to the repayment of the Holdings PIK Notes of $32.8 million and repayment of amounts borrowed under Senior Credit Facility offset by the proceeds of new borrowings under the Senior Credit Facility relating to the acquisition of the net assets of Norco, Inc.

The Company’s Senior Credit Facility consists of (1) a $30.0 million Revolving Credit Facility maturing in November 2004 and (2) a Term Loan Facility consisting of a $105.5 million Tranche B Facility maturing in May 2006 and a $140.0 million Tranche C Facility maturing in May 2007.  The Tranche A facility was repaid in fiscal 2002. As of March 29, 2003, the outstanding balances of the Revolving Credit Facility and the Tranche B and C facilities were $0, $82.1 million and $116.7 million, respectively.  No additional borrowings are currently available under the Tranche A, B and C facilities of the Term Loan Facility. In addition to amounts available under the Revolving Credit Facility, the Senior Credit Facility allows TransDigm to incur up to $125.0 million of additional bank borrowings or subordinated debt (although there are currently no commitments to provide such funds), subject to certain restrictions, including a requirement that such debt must be used to finance acquisitions permitted by the Senior Credit Facility.  The Senior Credit Facility also allows TransDigm to effect permitted acquisitions, with the aggregate amount paid for all such permitted acquisitions not to exceed $225.0 million (of which $52.0 million was paid in connection with the acquisition of the net assets of Norco, Inc.), and requires that at least $10.0 million must remain unused and available under the $30.0 million Revolving Credit Facility immediately following any acquisition.

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

The Senior Credit Facility requires the Company to repay the outstanding indebtedness on a periodic basis through the various maturity dates.  The Senior Credit Facility and the indenture governing the Senior Subordinated Notes also contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Senior Credit Facility and Senior Subordinated Note indenture require the Company to meet certain financial ratios.  Any failure to comply with the restrictions of the Senior Credit Facility, the Senior Subordinated Note indenture or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  In addition, the lenders may be able to terminate any commitments they had made to supply the Company with further funds. The Company is currently in compliance with the covenants contained in the Senior Credit Facility and the Senior Subordinated Note indenture.

The Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, holds a presently-exercisable put option enabling him to require Holdings to purchase up to 80% of his common stock (including shares that may be acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings.  As of March 29, 2003, 8,114 shares of common stock that Mr. Peacock can acquire under presently-exercisable stock options are subject to the put.  The estimated fair value of the 6,491 shares Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15. million at March 29, 2003.  An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3 million at March 29, 2003. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options.  See Note 6 of the Notes to the condensed consolidated financial statements included elsewhere in this Report.

The following table sets forth the Company’s contractual obligations and other commercial commitments for the next several fiscal years (in millions):

	2003 (1)	2004	2005	2006	2007	2008 and Thereafter	Total

Contractual Obligations:
Long-Term Debt (2)	$2.6	$13.4	$37.0	$61.2	$84.6	$200.0	$398.8
Operating Leases	.7	1.4	1.2	.8	.8	3.9	8.8
Redeemable Preferred Stock (3)	—	—	—	—	—	59.9	59.9
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	1.4	2.2	2.2	—	—	—	5.8

Total Contractual Cash Obligations	$4.7	$17.0	$40.4	$62.0	$85.4	$263.8	$473.3

(1)	Beginning March 30, 2003.

(2)

The Long-Term Debt amounts exclude a $1.8 million premium incurred in connection with the offering of $75 million in aggregate principal amount of additional Senior Subordinated Notes in fiscal 2002 which is being amortized over the term of the notes.

(3)	Includes the accumulation of future dividends through the mandatory redemption date in 2010.

The Company’s primary future cash needs will consist of debt service and capital expenditures.  The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion.  Capital expenditures totaled approximately $2.7 million and $1.1 million during the twenty-six weeks ended March 29, 2003 and March 30, 2002, respectively.  The Company expects its capital expenditures will increase moderately in the future.

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

The Company intends to pursue acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any future acquisition.  The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

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

New Accounting Standards

New accounting standards are discussed in Note 3 of the notes to condensed consolidated financial statements included elsewhere in this Report.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity). In addition, Holdings’ only obligations at March 29, 2003 other than its guarantees of debt under the indenture that governs the Senior Subordinated Notes and the Senior Credit Facility consist of (1) the Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $19.9 million and (2) “put” rights held by certain persons to require Holdings to repurchase, at fair market value, shares of Holdings’ common stock (including shares that may be acquired through the exercise of stock options) held by such persons. The Holdings 16% Redeemable Preferred Stock accrues dividends in cash, or at Holdings’ option, in the form of additional shares of Holdings cumulative redeemable preferred stock, at 16% annually. Dividend accrual on the Holdings 16% Redeemable Preferred Stock during the thirteen weeks ended March 29, 2003 was $1.5 million. As of March 29, 2003, up to 80% of the 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15 million at March 29, 2003. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3 million at March 29, 2003. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

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

The Company has a significant amount of indebtedness. TransDigm’s total indebtedness was $400.6 million at March 29, 2003.  In addition, at March 29, 2003, the Company had a consolidated stockholders’ deficiency of $53.0 million, which resulted from the merger consideration paid in fiscal 1999 in conjunction with the recapitalization being charged directly to Holdings equity.

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

In addition to the restrictive covenants contained in our Senior Credit Facility and the indenture governing the Senior Subordinated Notes, the Senior Credit Facility contains covenants that require us to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Senior Subordinated Note indenture or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

Additional Borrowings Available—Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Subordinated Notes do not fully prohibit us or our subsidiaries from doing so. Our Senior Credit Facility will permit additional borrowings of up to $155 million, including $30 million under our Revolving Credit Facility and $125 million of uncommitted, additional bank borrowings. All of those borrowings would be senior to the Senior Subordinated Notes and the related guarantees. If new debt is added to our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 13% of our net sales in fiscal 2002, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, and other things. Due in part to these factors, the number of large commercial aircraft delivered has dropped from a peak of approximately 914 aircraft in 1999. As a result of the events of September 11, 2001 and a weakened economy, many industry analysts expect aircraft deliveries to trend significantly downward over the next few years. Prior downturns have adversely affected our net sales, gross margin and net income. These and certain other factors may cause a downturn in sales to manufacturers of large commercial aircraft in the future which may have a material adverse effect on our business.

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

At September 30, 2002, approximately 9% of our employees were represented by the United Steelworkers Union, and approximately 6% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Our collective bargaining agreements with these labor unions expire in April 2005 and November 2004, respectively. Although we believe that our relations with our employees are good, we cannot provide assurance that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods any work stoppage could have a material adverse effect on our business.

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
ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 29, 2003, the Company is subject to interest rate risk with respect to borrowings under its Senior Credit Facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $198.8 million of borrowings outstanding under the Senior Credit Facility at March 29, 2003 was 4.9%. The effect of a hypothetical one percentage point increase in interest rates would increase the Company’s annual interest costs under the Senior Credit Facility by approximately $ 2.0 million based on the amount of borrowings outstanding at March 29, 2003.

Also outstanding at March 29, 2003 was $200.0 million of Company indebtedness in the form of the Senior Subordinated Notes and Holdings 16% Redeemable Preferred Stock with an aggregate liquidation preference of $19.9 million. In addition, as of March 29, 2003, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put that enables Mr. Peacock to require Holdings to repurchase, at fair market value, up to 80% of such shares after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of the 6,491 shares that Mr. Peacock could require Holdings to purchase, net of the exercise price of the related stock options, totaled approximately $15 million at March 29, 2003. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of 80% of the additional 2,475 shares, net of the exercise price of the related stock options, totaled approximately $3 million at March 29, 2003. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. The interest rate on the Senior Subordinated Notes is fixed at 10 3/8 % per year, and the dividends accrue on the Holdings 16% Redeemable Preferred Stock at 16% annually. The fair value of the Senior Subordinated Notes was approximately $211 million at March 29, 2003, based upon quoted market prices. A determination of the fair value of the Holdings 16% Redeemable Preferred Stock is not considered practicable because it is not publicly traded. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

ITEM 4.

CONTROLS AND PROCEDURES

Holdings and TransDigm maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Holdings’ and TransDigm’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Holdings’ and TransDigm’s Chief Executive Office and Holdings’ and TransDigm’s Chief Financial Officer have concluded that there are reasonable assurances that Holdings’ and TransDigm’s controls and procedures will achieve the desired control objectives.

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

PART II:	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1	Asset Purchase Agreement, dated as of January 24, 2003, among TransTechnology Corporation and Norco, Inc. and Marathon Power Technologies Company

	99.1	Certification of Chief Executive Officer of TransDigm Inc.

	99.2	Certification of Chief Financial Officer of TransDigm Inc.

	99.3	Certification of Chief Executive Officer of TransDigm Holding Company

	99.4	Certification of Chief Financial Officer of TransDigm Holding Company

Exhibits 99.1 – 99.4 are being furnished solely to accompany this Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K

On February 24, 2003, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release announcing that its wholly-owned subsidiary completed the acquisition of the business of Norco, Inc. from TransTechnology Corporation.

On March 4, 2003, the Company filed a report on Form 8-K related to TransDigm Inc.’s press release announcing its regularly scheduled quarterly conference call to discuss its first quarter results.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. NICHOLAS HOWLEY	President and Chief Executive Officer	May 12, 2003
(Principal Executive Officer) and Director
W. Nicholas Howley

/s/ G REGORY RUFUS	Chief Financial Officer (Principal Financial	May 12, 2003
and Accounting Officer)
Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. NICHOLAS HOWLEY	President and Chief Executive Officer	May 12, 2003
(Principal Executive Officer) and Director
W. Nicholas Howley

/s/ GREGORY RUFUS	Chief Financial Officer (Principal Financial	May 12, 2003
and Accounting Officer)
Gregory Rufus

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

Date: May 12, 2003	/s/ W. NICHOLAS HOWLEY

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

Date: May 12, 2003	/s/ GREGORY RUFUS

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

Date: May 12, 2003	/s/ W. NICHOLAS HOWLEY

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

Date: May 12, 2003	/s/ GREGORY RUFUS

Gregory Rufus Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)