Form 10-K
period 2004-09-30
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2004-12-28
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-71397

TransDigm Inc.	TransDigm Holding Company
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

34-1750032	13-3733378
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1301 East 9th Street, Suite 3710, Cleveland, Ohio	44114
(Address of principal executive offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code: (216) 289-4939

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants: (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrants as of September 30, 2004, based upon the last sale price of such voting and non-voting common stock on that date was $0.

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of September 30, 2004.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of September 30, 2004.

Documents incorporated by reference: None

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended (the “Securities Act”). Discussions containing such forward-looking statements may be found in Items 1, 2, 3, and 7 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties, and we can give no assurance that such plans, intentions or exceptions will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Report are set forth under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

In this Report, the term “Holdings” refers to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company” and “TransDigm” refer to Holdings, together with TransDigm and its subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2004” or “fiscal 2004” means the period from October 1, 2003 to September 30, 2004.

PART I

ITEM 1. BUSINESS

The Company

TransDigm Inc. was formed in July 1993 as NovaDigm Acquisition, Inc., a Delaware corporation, in connection with the acquisition of certain companies from IMO Industries Inc. Holdings, a Delaware corporation, was formed in September 1993. On July 22, 2003, TD Acquisition Corporation (“TD Acquisition”), a corporation formed at the direction of Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”), merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly owned subsidiary of a newly formed corporation, TD Holding Corporation (“TD Holding”). Concurrently with the merger, TD Funding Corporation (“TD Funding”), a wholly owned subsidiary of TD Acquisition, merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. Such mergers are referred to herein as the “Mergers.”

TransDigm is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. The Company estimates that approximately 95% of its net sales for the year ended September 30, 2004 were generated by proprietary products for which it owns the design. These items are generally approved and certified by airframe manufacturers, government agencies, the Federal Aviation Administration, or the FAA, or similar entities. During the same period, the Company estimates that it generated the majority of its net sales from products for which it is the sole source provider. Once TransDigm parts are designated as original equipment on an aircraft, the Company generates net sales from recurring aftermarket parts sales over the life of that aircraft. As a result, the Company estimates that approximately two-thirds of its net sales for the year ended September 30, 2004 were generated from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturer, or OEM.

TransDigm provides components for a large, diverse installed base of aircraft. In the commercial sector, which generated approximately 72% of the Company’s net sales for the year ended September 30, 2004, the Company sells to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, and aircraft and engine OEMs. The balance of the Company’s net sales are primarily to the defense sector. Net sales to the defense sector are sold primarily to the United States and foreign militaries, brokers, distributors and defense OEMs. For the year ended September 30, 2004, the Company generated net sales of $300.7 million.

TransDigm’s business strategy includes three core value drivers: (1) pricing each of its products to fairly reflect the unique value provided by that product; (2) obtaining profitable new business by proactively working with customers to apply its technical capabilities to solve specific customer problems; and (3) striving to continually improve productivity. Historically, execution of these value drivers has enabled TransDigm to consistently deliver solid financial performance even in difficult economic environments.

Products

TransDigm focuses on developing highly customized products to solve specific problems for aircraft operators and manufacturers. TransDigm differentiates itself based on engineering and manufacturing capabilities, and TransDigm typically chooses not to compete for non-proprietary “build to print” business, in which price is the primary competitive driver and which usually offers lower margins. TransDigm’s products have strong brand names within the industry and the Company has a reputation for high quality, reliability and customer support. TransDigm categorizes its products into two groupings: power system components and airframe system components.

Power system components generated approximately 69% of TransDigm’s net sales for the year ended September 30, 2004. The major power system components products are (1) ignition system components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (2) gear pumps used primarily in lubrication and fuel applications; (3) mechanical/electromechanical controls used in numerous actuation applications; (4) NiCad batteries/chargers used to provide starting and back up power; (5) power conditioning devices used to modify and control electrical power; and (6) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance.

Airframe system components generated approximately 31% of TransDigm’s net sales for the year ended September 30, 2004. The major airframe system components products are: (1) engineered connectors used in fuel, pneumatic and hydraulic applications; (2) engineered latching and locking devices used in various bin, security and other applications; and (3) lavatory hardware and components.

The major end users of TransDigm’s products include most of the world’s airlines, the United States and foreign militaries, and leading engine and airframe OEMs such as Boeing, Airbus, General Electric, United Technologies, Rolls-Royce, Honeywell, Bombardier, Embraer, Cessna, Gulfstream, Raytheon, Northrop Grumman and Lockheed Martin. TransDigm sells its products directly to these OEMs and end users and also through the industry’s leading distributors such as Aviall, Satair and AAR.

Sales and Marketing

Consistent with TransDigm’s overall strategy, TransDigm’s sales and marketing organization is structured to understand and anticipate the customers’ needs in order to continually develop a stream of technical solutions that generate significant value. In particular, TransDigm focuses on products and programs that will lead to high-margin, repeatable sales in the aftermarket segment.

TransDigm has structured its sales efforts along its major product lines, assigning a product line manager to major lines. Each product line manager is expected to grow the sales and profitability of his product line faster than the served market and to achieve the targeted annual level of bookings, sales, new business and profitability for each product line. Assisting the product line managers are account managers and sales engineers who are responsible for covering major OEM and airline accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, for achieving total bookings and new business goals at each account, and, in conjunction with the product line managers, for determining when additional resources are required at customer locations. Most of TransDigm’s sales personnel are compensated in part on their bookings and sales and ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. TransDigm also uses a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. TransDigm’s major distributors are Aviall, Satair and AAR.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2004, the Company estimated its sales order backlog at $154.8 million compared to an estimated $121.1 million as of September 30, 2003. This increase in backlog of $33.7 million is due to an increase in various product lines in both the OEM and aftermarket segments as well as an increase of $9.3 million due to the acquisition of Avionic Instruments (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”). The majority of the purchase orders outstanding as of September 30, 2004 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2004 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. The Company’s direct sales to foreign customers were approximately $69.9 million, $87.8 million and $59.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. The decrease in foreign sales in the fiscal year ended September 30, 2004 is primarily due to non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Manufacturing and Engineering

TransDigm maintains six principal manufacturing facilities. Each facility serves its respective product lines and comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. The facilities encompass approximately 105,000, 44,000, 150,000, 50,000, 169,000 and 31,000 square feet of manufacturing space in Los Angeles, California; Cleveland, Ohio; Waco, Texas; Fullerton, California; Liberty, South Carolina and Avenel, New Jersey, respectively. The Company continually takes various steps to improve productivity and reduce costs, including consolidating operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment and tooling, installing modern information systems and implementing broad-based employee training programs. Management believes that TransDigm’s manufacturing systems and equipment contribute to its ability to compete by permitting it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. The Company focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires.

Each of TransDigm’s operating group’s attempts to differentiate itself from its competitors by producing uniquely engineered products with high quality and timely delivery. TransDigm’s proprietary products are designed by its engineering staff and intended to serve the needs of the aircraft component industry, particularly through its new product initiatives. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of the Company’s customers’ tolerance and quality requirements.

TransDigm uses sophisticated equipment and procedures to ensure the quality of its products and to comply with military specifications and FAA and OEM certification requirements. TransDigm performs a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout its manufacturing facilities.

Customers

TransDigm’s customers include: (1) distributors of aerospace components, (2) worldwide commercial airlines, including national and regional airlines, particularly for aftermarket maintenance, repair and overhaul components, (3) large commercial transport and regional and business aircraft OEMs, (4) various armed forces of the United States and friendly foreign governments, (5) defense OEMs, and (6) various other industrial customers. For the year ended September 30, 2004, Aviall (a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of the Company’s net sales, the U.S. government accounted for approximately 12% of the Company’s net sales and Honeywell accounted for approximately 9% of the Company’s net sales. Products supplied to many of the Company’s customers, including the three largest customers, are used on multiple platforms.

TransDigm has strong customer relationships with virtually all important large commercial transport, regional, general aviation and military OEMs. The demand for the Company’s aftermarket parts and services depends on the breadth of its installed base, revenue passenger miles and, to a lesser extent, airline profitability and the size and age of the worldwide aircraft fleet. Some of TransDigm’s business is executed under long-term agreements with customers, which encompass many products under a common agreement. TransDigm is also a leading supplier of components used on U.S. designed military aircraft. TransDigm’s products are used on a variety of fighter aircraft, freighters and helicopters, including the Boeing F-15 and F-18, Lockheed Martin F-16, the E2C (Hawkeye), Joint Strike Fighter, Boeing C-17, Lockheed C-130 and the Blackhawk and Apache helicopters.

Competition

TransDigm competes with a number of established companies, including divisions of larger companies that have significantly greater financial, technological and marketing resources than we do. The niche markets within the aerospace industry that TransDigm serves are relatively fragmented, with TransDigm facing several competitors for each of the products and services it provides. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in TransDigm’s product lines range in size from divisions of large public corporations to small privately held entities, with only one or two components in their entire product line. TransDigm competes on the basis of high product performance, consistent high quality and timely delivery, competitive price, and superior customer service and support.

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

TransDigm must also satisfy the requirements of its customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and TransDigm currently satisfies or exceeds these maintenance standards in its repair and overhaul services. Several of the Company’s operating divisions include FAA approved repair stations.

TransDigm’s operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Management believes that TransDigm’s operations are in material compliance with OSHA’s health and safety requirements.

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

Environmental Matters

TransDigm’s operations and facilities are subject to federal, state and local environmental laws and regulations governing, among other matters, the emission, discharge, generation, management, transportation and disposal of hazardous materials, wastes and pollutants, the investigation and remediation of contaminated sites, and permits required in connection with its operations. Although management believes that TransDigm’s operations and facilities are in material compliance with applicable environmental laws, management cannot provide assurance that future changes in such laws, regulations or requirements thereunder or in the nature of TransDigm’s operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. Further, TransDigm could incur substantial costs, including cleanup costs, fines and sanctions, and third party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law, or the environmental permits required for its operations.

Under some environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities that have a history of industrial or commercial use and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may and does incur costs for investigation, removal and remediation. TransDigm receives inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although TransDigm has not incurred any material investigation or cleanup costs to date and are not expected to be material in the future, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites, or the failure of any other potentially liable party to meet its obligations, could result in significant liability.

Employees

As of September 30, 2004, TransDigm had approximately 1,100 employees. Approximately 11% of TransDigm’s employees were represented by the United Steelworkers Union, and approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Collective bargaining agreements between TransDigm and these labor unions expire in April 2005 and November 2008, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

Risk Factors

Set forth below are important risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements made by TransDigm’s management. In this subsection only, the words the ‘Company,” “TransDigm,” “we,” “us” and “our” refer to Holdings and its subsidiaries unless the context otherwise indicates.

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health.

The Company has a significant amount of indebtedness, totaling $692.8 million at September 30, 2004.

The Company’s substantial indebtedness could have important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

In addition to the restrictive covenants contained in our senior secured credit facilities (the “Amended and Restated Senior Credit Facility”) and the indenture governing the 8 3/8% Senior Subordinated Notes (the “Indenture”), the Amended and Restated Senior Credit Facility contains covenants that require us to meet certain financial ratios. Any failure to comply with these financial ratios or the other restrictions of the Amended and Restated Senior Credit Facility or the Indenture or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

Increases in interest rates could increase our interest expense.

For the fiscal year ended September 30, 2004, our interest expense was approximately $48.9 million.

We may be adversely affected by increases in interest rates. Our debt under the Amended and Restated Senior Credit Facility, which includes a $294 million term loan facility and a revolving loan facility of $100 million, bears interest at floating rates. The applicable margin percentage for fiscal 2004 is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. After fiscal 2004, the applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals. The alternate base rate is the higher of (i) Credit Suisse First Boston’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50%. An increase in these variable interest rates could result in an increase in our interest expense.

Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our Amended and Restated Senior Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the Indenture and the Amended and Restated Senior Credit Facility may restrict us from adopting any of these alternatives. Furthermore, neither Warburg Pincus, our principal shareholder, nor any of its affiliates has any continuing obligation to provide us with debt or equity financing. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our outstanding indebtedness, which in turn could have a material adverse effect on our business.

Despite current indebtedness levels, we may still be able to incur substantially more debt.

Subject to certain restrictions, the Amended and Restated Credit Facility and the Indenture permit us to incur substantial additional indebtedness. For example, $99.5 million of the $100 million revolving loan facility under our Amended and Restated Senior Credit Facility was available as of September 30, 2004, and may be drawn at any time thereby increasing our overall indebtedness. Furthermore, the Indenture specifically allows us to incur up to $60 million of additional bank debt.

The terms of our Amended and Restated Senior Credit Facility and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Amended and Restated Senior Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including covenants restricting, among other things, our ability to:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale leaseback transactions;

•	make capital expenditures;

•	make loans and investments;

•	declare dividends, make payments on or redeem or repurchase capital stock;

•	engage in mergers, acquisitions (but will permit the incurrence of certain indebtedness in connection with such acquisitions) and other business combinations;

•	prepay, redeem or purchase certain indebtedness, including the 8 3/8% Senior Subordinated Notes;

•	amend or otherwise alter terms of our indebtedness, including the notes, and other material agreements;

•	sell assets;

•	transact with affiliates; and

•	alter the business that we conduct.

The Indenture also contains numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur or guarantee additional debt other than up to $60 million of additional bank debt;

•	issue preferred stock of restricted subsidiaries;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	make certain investments;

•	enter into arrangements that restrict dividends from restricted subsidiaries;

•	engage in transactions with affiliates;

•	sell or otherwise dispose of assets; and

•	merge into or consolidate with another entity.

Our Amended and Restated Senior Credit Facility also includes financial covenants, including requirements that we maintain:

•	a minimum interest coverage ratio;

•	a minimum fixed charge coverage ratio; and

•	a maximum leverage ratio.

A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our Amended and Restated Senior Credit Facility or the 8 3/8% Senior Subordinated Notes. If any such default occurs, the lenders under our Amended and Restated Senior Credit Facility and the holders of the 8 3/8% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our Amended and Restated Senior Credit Facility also have the right, if such default occurs, to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our Amended and Restated Senior Credit Facility, the lenders under the facility have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they also have the right to prevent us from making debt service payments on the 8 3/8% Senior Subordinated Notes. If the debt under our Amended and Restated Senior Credit Facility or the 8 3/8% Senior Subordinated Notes were to be accelerated, we cannot provide assurance that our assets would be sufficient to repay in full the 8 3/8% Senior Subordinated Notes and our other debt.

Terrorism

Future terrorist attacks may have a material adverse impact on our business. Following the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. Overall, the terrorist attacks resulted in billions of dollars in losses to the airline industry. Several airlines, including United Airlines and US Airways, filed for bankruptcy protection (although US Airways recently completed its Chapter 11 reorganization and emerged from bankruptcy). Any future acts of terrorism and any allied military response to such acts could result in further acts of terrorism and additional hostilities, including possible retaliatory attacks on sovereign nations, as well as financial, economic and political instability. While the precise effects of such instability on our industry and our business is difficult to determine, it could result in further reductions in the use of commercial aircraft. If demand for new aircraft and spare parts decreases, demand for certain of our products would also decrease.

Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

We compete in the aircraft component segment of the aerospace industry. Our business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, the aircraft component segment is sensitive to, among other factors, changes in the number of miles flown by paying customers of commercial airlines, which we refer to as revenue passenger miles, or RPMs, and, to a lesser extent, changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

Revenue passenger miles and airline profitability have historically been correlated with the general economic environment, although national and international events can also play a key role. For example, RPMs declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. Any future reduction would reduce the use of commercial aircraft and, consequently, the need for spare parts and new aircraft. During periods of reduced airline profitability, some airlines may elect to delay purchases of spare parts, preferring instead to deplete existing inventories or file for bankruptcy protection. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products. Therefore, any future decline in RPMs, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business.

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 12% of our net sales in our fiscal year ended September 30, 2004, or fiscal 2004, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, among other things. As a result of the events of September 11, 2001 and a weakened economy, many industry analysts expect aircraft deliveries to remain depressed relative to pre-September 11th levels. Prior downturns have adversely affected our net sales, gross margin and net income. These and certain other factors that may cause a downturn in sales to manufacturers of large commercial aircraft in the future may have a material adverse effect on our business.

We rely heavily on certain customers for much of our sales.

Our three largest customers for fiscal 2004 were Aviall (a distributor of commercial aftermarket parts to airlines throughout the world), the U.S. government and Honeywell. These customers accounted for approximately 13%, 12% and 9%, respectively, of our net sales in fiscal 2004. Our top ten customers for fiscal 2004 accounted for approximately 56% of our net sales. The loss of, or any significant decrease in our sales to, any one or more of these key customers could have a material adverse effect on our business.

We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and therefore do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, some of those customers may terminate these contracts on short notice and, in many other cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays in orders by a customer or a group of customers could have a material adverse effect on our business, financial condition and results of operations.

We also have entered into multi-year, fixed-price contracts with some of our OEM customers, where we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs for making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, which increases the risks of delays or cost overruns. Most of our contracts do not permit us to recover for increases in input prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes. Any such increases are likely to have an adverse effect on our business.

Our government contracts entail certain risks.

Approximately 23% of our net sales in fiscal 2004 were related to products used in military aircraft, most of which were spare parts provided to various governmental agencies.

Government contracts are dependent upon the U.S. defense budget

The U.S. Department of Defense (“DOD”) budget has increased for each fiscal year from fiscal year 1997 to the recently approved budget for fiscal year 2005, and, based on the Bush Administration’s current Future Year Defense Plan (“FYDP”), the DOD budget is expected to continue to increase through fiscal 2009. However, the future DOD budgets after fiscal year 2005 could be negatively impacted by several factors, including but not limited to, the U.S. Government’s budget deficits and spending priorities and the costs of sustaining the U.S. military presence and rebuilding operations in Iraq and Afghanistan, which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in material decrease to our sales, earnings and cash flow. U.S. Government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a program, the contract is usually partially funded, and additional monies are normally committed to the contract only if the appropriations are made by Congress for future fiscal years.

Government contracts contain unfavorable termination provisions and are subject to audit and modification.

Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	Suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	Terminate existing contracts;

•	Reduce the value of existing contracts;

•	Audit our contract-related costs and fees, including allocated indirect costs; and

•	Control and potentially prohibit the export of our products

Most of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

On certain contracts, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. At any point in time, we may or may not have such contracts. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of goodwill, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts. Further, as a U.S. Government contractor, we are subject to investigation, legal action and/or liability that would not apply to a commercial company.

In addition to these U.S. Government contract risks, we are at times required to obtain approval from U.S. Government agencies to export our products. Additionally, we are not permitted to export some of our products. Failure to receive required licenses would eliminate our ability to sell our products outside the United States.

Approximately 12% of our net sales in fiscal 2004 were to the U.S. Government. Any unexpected termination of a significant government contract would have an adverse effect on our business.

Our business may be adversely affected if we would lose our government or industry approvals or if more onerous government regulations are enacted or industry oversight increased.

The aerospace component industry is highly regulated in the United States and in other countries. In order to sell our components, we and the components we manufacture must be certified by the FAA, the United States Department of Defense and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if material authorizations or approvals were revoked or suspended, our business would be adversely affected.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business.

We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

Because our products are complicated and highly engineered, we are highly dependent on an educated and trained workforce. There is substantial competition for skilled personnel in the aircraft component industry and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.

At September 30, 2004, approximately 11% of our employees were represented by the United Steelworkers Union, and approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Our collective bargaining agreements with these labor unions expire in April 2005 and November 2008, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could have a material adverse effect on our business.

If we lose our senior management, our business may be adversely affected.

Our success is dependent upon the efforts of our senior management, as well as on our ability to attract and retain senior management. There is substantial competition for these kinds of personnel in the aircraft component industry. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover, or attract additional qualified senior management personnel. We have not entered into employment agreements with any of our key executive officers, other than our President and Chief Executive Officer, W. Nicholas Howley. The loss of any of our key executive officers could have a material adverse effect on our business.

Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part and could have a material adverse effect on our business.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water and the handling, storage and disposal of hazardous materials. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials also may be held liable for such costs at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants or the imposition of additional clean-up obligations could result in significant liability.

Although compliance and clean-up costs have not been material in the past and are not expected to be material in the future, the imposition of additional or more stringent requirements or unexpected investigations and clean-up obligations could result in significant costs and could have a material adverse effect on our business, results of operations or financial condition.

Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

Although we manufacture all of our products in the United States, we purchase some of the components that we use in our products from foreign suppliers. In addition, our direct sales to foreign customers were approximately $69.9 million, $87.8 million and $59.4 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. In addition, a portion of the products we sell to domestic distributors is resold to foreign end-users. All of these sales are subject to numerous additional risks, including currency fluctuations, differing protection of intellectual property, foreign customs and tariffs, political uncertainties and differences in business practices.

Foreign governments could adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities abroad. Furthermore, the political, cultural and economic climate outside the United States may not be favorable to our business and growth strategy.

We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our value generation strategy. We may pay for future acquisitions from internally generated funds, bank borrowings, public or private securities offerings, or some combination of these methods. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the money necessary to complete future acquisitions. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition.

In addition, we cannot guarantee that we will be able to successfully integrate any business we acquire into our existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could have a material adverse effect on our results of operations and financial condition.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include trademarks, trade names and trade secrets, license agreements and technology acquired in acquisitions or recognized in the accounting for the Mergers (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), were approximately $228.6 million at September 30, 2004, representing approximately 17% of our total assets. Goodwill, which relates to the excess of TD Holding’s investment in Holdings over the fair value of the net assets of the Company on the date the Mergers were consummated plus the goodwill recognized in accounting for the acquisition of Avionic Instruments, Inc., was approximately $812.5 million at September 30, 2004, representing approximately 60% of our total assets.

Goodwill and identifiable intangible assets were recorded at fair value on the date of the Mergers and acquisition of Avionic Instruments, Inc. and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the business, and a variety of other circumstances. The amount of any impairment must be written off. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies, some of which have significantly greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We may have to adjust the prices of some of our products to stay competitive. Our inability to compete successfully with respect to these or other factors may materially adversely affect our business and financial condition.

We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. While we believe that our liability insurance is adequate to protect us from future products liability claims, if such claims were to arise such insurance coverage may not be adequate.

Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business.

Warburg Pincus controls us.

As of September 30, 2004, Warburg Pincus beneficially owned, as defined in the Exchange Act, approximately 70% of the outstanding common stock of TD Holding, the parent company of Holdings. Warburg Pincus can elect a majority of the members of Holdings’ and TransDigm’s boards of directors, appoint new management and approve any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus are authorized to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interests of Warburg Pincus and its affiliates could conflict with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Warburg Pincus’ interests might conflict with the interests of our other stakeholders. In addition, Warburg Pincus may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other stakeholders. Furthermore, Warburg Pincus may in the future own businesses that directly compete with ours.

ITEM 2. PROPERTIES

TransDigm owns and operates a 130,000 square foot facility in Los Angeles, California, a 44,000 square foot facility in Cleveland, Ohio, a 219,000 square foot facility in Waco, Texas, a 219,000 square foot facility in Liberty, South Carolina and a 47,000 square foot facility in Avenel, New Jersey. In addition, TransDigm leases and operates a 100,000 square foot facility in Fullerton, California, approximately 19,000 square feet in Richmond Heights, Ohio, and approximately 6,000 square feet in Cleveland, Ohio, which is its headquarters. TransDigm also leases certain of its other non-material facilities. Management believes that the Company’s machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

During the ordinary course of business, TransDigm is from time to time threatened with, or may become a party to, legal actions and other proceedings related to its businesses, products or operations. While TransDigm is currently involved in some legal proceedings, management believes the results of these proceedings will not have a material effect on its financial condition, results of operations, or cash flows. Management believes that TransDigm’s potential exposure to those legal actions is adequately covered by its aviation product and general liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the common stock of Holdings or TransDigm Inc.

Holders

As of September 30, 2004, TD Holding is the sole shareholder of Holdings’ common stock. Holdings is the sole shareholder of TransDigm Inc.’s common stock.

Dividends

There have been no cash dividends declared on any class of common equity of Holdings or TransDigm Inc. for the two most recent fiscal years. Neither Holdings nor TransDigm Inc. anticipates paying in the foreseeable future any dividends on its common equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to the Notes to the Consolidated Financial Statements appearing elsewhere in this Report for restrictions on Holdings’ ability to pay dividends and TransDigm’s ability to transfer funds to Holdings.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2004, neither Holdings’ nor TransDigm Inc.’s common stock was authorized for issuance under any compensation plan. See “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of Holdings or its predecessor for the fiscal year ended September 30, 2004, July 23, 2003 through September 30, 2003, the periods October 1, 2002 through July 22, 2003 and each of the three fiscal years ended September 30, 2002 through 2000, which have been derived from Holdings’ or its predecessor’s audited consolidated financial statements. The Company’s consolidated financial statements for the periods subsequent to the Mergers (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”) reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company. Accordingly, the accompanying selected historical consolidated financial and other data as of dates and for periods prior to the Mergers are labeled as “Predecessor”.

Separate historical financial information of TransDigm Inc. is not presented since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since Holdings has no operations or assets separate from its investment in TransDigm Inc.

In December 1998, the Company consummated a recapitalization (the “Recapitalization”), which had no impact on the historical basis of Holdings’ consolidated assets and liabilities but resulted in the majority of the consideration paid in connection with the transaction being charged directly to Holdings’ equity creating a stockholders’ deficiency.

TransDigm acquired Christie Electric Corp. on March 8, 2000. On March 26, 2001, TransDigm acquired an exclusive, worldwide license to produce and sell products composed of a lubrication and scavenge pump product line along with certain related equipment and inventory. On May 31, 2001, TransDigm (through Champion Aerospace, Inc. (“Champion Aerospace”), a subsidiary of TransDigm Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business (“Champion Aviation”) from Federal Mogul Ignition Company, a wholly-owned subsidiary of Federal-Mogul Corporation. On February 24, 2003, TransDigm acquired certain assets and assumed certain liabilities of Norco from TransTechnology Corporation. On July 9, 2004 TransDigm acquired the stock of Avionic Instruments, Inc. All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses are included in Holdings’ consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

			Predecessor
	Fiscal Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
				2002	2001	2000
	(in thousands)
Statement of Operations Data:
Net sales	$300,703	$52,083	$241,185	$248,802	$200,773	$150,457
Gross profit(1)	136,505	11,684	114,669	114,227	82,248	68,264
Operating expenses:
Selling and administrative	31,201	5,205	20,167	23,962	23,612	19,107
Amortization of intangibles	10,325	1,975	945	6,294	2,966	1,843
Merger expenses (2)	—	—	176,003	—	—	—

Operating income (loss) (1)	94,979	4,504	(82,446)	83,971	55,670	47,314

Interest expense, net:
TransDigm	48,936	9,567	26,469	32,832	28,938	25,893
Holdings (PIK Notes)(3)	—	—	1,755	3,706	2,988	2,670

Total interest expense, net	48,936	9,567	28,224	36,538	31,926	28,563

Income (loss) before income taxes	46,043	(5,063)	(110,670)	47,433	23,744	18,751
Provision (benefit) for income taxes	16,433	(2,275)	(40,701)	16,804	9,386	7,972

Net income (loss)	$29,610	$(2,788)	$(69,969)	$30,629	$14,358	$10,779

			Predecessor
	As of September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$48,498	$18,902	$49,206	$11,221	$4,309
Marketable securities	50,601	—	—	—	—
Working capital	179,217	133,247	99,035	55,672	39,437
Total assets	1,345,649	1,315,020	402,226	372,898	168,833
Long-term debt, including current portion	692,791	695,000	408,952	413,209	261,601
Stockholders’ equity (deficiency)	546,618	505,209	(77,156)	(103,388)	(118,409)

				Predecessor
	Fiscal Year Ended Sept. 30, 2004		July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
					2002		2001		2000
	(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$111,420		$(15,863)	$(34,184)	$56,452		$22,761		$16,305
Investing activities	(77,619)		20	(57,267)	(5,439)		(173,588)		(5,120)
Financing activities	(4,205)		(5,460)	82,450	(13,028)		157,739		(9,605)
Depreciation and amortization	18,303		3,333	6,355	13,492		8,646		6,512
Capital expenditures	5,416		968	4,241	3,816		4,486		4,368
Ratio of earnings to fixed charges (4)	1.9	x	—	—	2.3	x	1.7	x	1.6	x
Other Data:
EBITDA (5)	$113,282		$7,837	$(76,091)	$97,463		$64,316		$53,826
EBITDA, margin (6)	37.7%		15.0%	(31.5)%	39.2%		32.0%		35.8%
EBITDA, As Defined (5)	$139,084		$22,062	$102,306	$97,463		$72,259		$54,011
EBITDA, As Defined, margin (6)	46.3%		42.4%	42.4%	39.2%		36.0%		35.9%

(1)	Gross profit and operating income include the effect of the following charges relating to purchase accounting adjustments to inventory associated with the Mergers and acquisition of various businesses and a product line as follows (in thousands):

			Predecessor
	Fiscal Year Ended Sept. 30, 2004	July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
				2002	2001	2000
Acquisition/Merger
Christie Electric Corp.	$—	$—	$—	$—	$—	$185
Champion Aerospace Inc.	—	—	—	—	3,193	—
Lubrication and scavenge pump product line	—	—	—	—	3,446	—
Norco, Inc.	—	—	855	—	—	—
Mergers	18,057	12,038	—	—	—	—
Avionic Instruments, Inc.	414	—	—	—	—	—

Total	$18,471	$12,038	$855	$—	$6,639	$185

(2)	One-time merger charges were incurred in connection with the Mergers in July 2003.
(3)	The interest expense reported represents the consolidated interest expense of TransDigm Inc. and Holdings. Holdings incurred $1,755,000 for the period ended July 22, 2003, and $3,706,000, $2,988,000 and $2,670,000 of interest expense during the years ended September 30, 2002, 2001 and 2000, respectively, relating to the PIK Notes. TransDigm Inc. was not an obligor or a guarantor under the PIK Notes that were redeemed in February 2003.
(4)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient by $110,670,000 and $5,063,000 to cover fixed charges for the period October 1, 2002 through July 22, 2003, and the period July 23, 2003 through September 30, 2003, respectively.
(5)	The following table sets forth the calculation of EBITDA and EBITDA, As Defined. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents earnings before interest, taxes, depreciation and amortization, excluding inventory purchase accounting adjustments, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of the Company’s operating performance. EBITDA and EBITDA, As Defined, are also the measures used by the Company’s senior management to evaluate the performance of our various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. Additionally, certain of the Company’s debt covenants are based upon a measure equal to EBITDA, As Defined. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Overview.” Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. Generally Accepted Accounting Principles, or GAAP and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

			Predecessor
	Fiscal Year Ended Sept. 30, 2004	July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
				2002	2001	2000
	(in thousands)
Net income (loss)	$29,610	$(2,788)	$(69,969)	$30,629	$14,358	$10,779
Add:
Depreciation and amortization	18,303	3,333	6,355	13,492	8,646	6,512
Interest expense, net	48,936	9,567	28,224	36,538	31,926	28,563
Provision (benefit) for income taxes	16,433	(2,275)	(40,701)	16,804	9,386	7,972

EBITDA	113,282	7,837	(76,091)	97,463	64,316	53,826
Add:
Inventory purchase accounting adjustments*	18,471	12,038	855	—	6,639	185
Acquisition integration costs**	1,162	1,154	1,539	—	1,304	—
Non-cash compensation and deferred compensation costs***	6,169	1,033	—	—	—	—
Merger expenses****	—	—	176,003	—	—	—

EBITDA, As Defined	$139,084	$22,062	$102,306	$97,463	$72,259	$54,011

*	Represents the portion of the purchase accounting adjustments to inventory relating to the Mergers, businesses and a product line acquired by TransDigm that was charged to cost of sales when the inventory was sold.
**	Represents costs incurred to integrate acquired businesses and product lines into the Company’s operations.
***	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding for the Company’s employees who participate in the plans.
****	Represents one-time charges incurred in connection with the recapitalization and the Mergers (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”).
(6)	The EBITDA margin represents the amount of EBITDA as a percentage of net sales. The EBITDA, As Defined, margin represents the amount of EBITDA, As Defined, as a percentage of net sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with “Selected Historical Consolidated Financial Data,” and Holdings’ consolidated financial statements and the related notes included elsewhere in this Report. References in this section to the “Company,” “TransDigm,” “we,” “us” or “our” are to Holdings, together with TransDigm Inc. and its subsidiaries. Financial information presented herein as of dates and for the periods through the merger of TD Acquisition Corporation into Holdings and TD Funding Corporation into TransDigm Inc. on July 22, 2003 (see “—Overview”) is presented as “Predecessor” financial information. The Company’s consolidated financial statements for the period subsequent to the Mergers reflects a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while prior periods are presented using the historical cost basis of the Company.

Overview

TransDigm is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Most of the Company’s products share four common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; (3) sole source provider; and (4) large share of niche markets.

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, aircraft and engine OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts in the commercial and defense aftermarkets. The majority of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

On July 9, 2004, the Company completed the acquisition of Avionic Instruments, Inc. for $21.5 million in cash. The purchase price is subject to adjustment based upon a final determination of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as corporate and military aircraft. The acquisition significantly enhances the Company’s existing market position in aerospace power conversion devices.

On April 1, 2004, TransDigm’s senior secured credit facility was amended and restated (the “Amended and Restated Senior Credit Facility”) to refinance approximately $294 million of term loans then outstanding. The scheduled term loan payments under the amended and restated facility are approximately $2.9 million per annum (payable in quarterly installments) through June 30, 2010. The remaining unpaid principal amount of the term loan (approximately $276 million) will be due on July 22, 2010.

On July 22, 2003, Holdings and TransDigm Inc, consummated the Mergers (see “Business – The Company”). In connection with the Mergers, TransDigm Inc. completed a tender offer for its outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “10 3/8% Senior Subordinated Notes”). Of the $200 million aggregate principal amount of outstanding 10 3/8% Senior Subordinated Notes, a total of approximately $197.8 million aggregate principal amount of 10 3/8% Senior Subordinated Notes were validly tendered and the remaining $2.2 million aggregate principal amount of 10 3/8% Senior Subordinated Notes were defeased pursuant to the terms of the indenture governing the 10 3/8% Senior Subordinated Notes. In December 2003, TransDigm Inc. redeemed the 10 3/8% Senior Subordinated Notes that were previously defeased. In addition, as a result of the consummation of the Mergers, the outstanding balance under TransDigm Inc.’s then existing senior credit facility became due. The cash merger consideration of $759.7 million paid to Holdings’ common and preferred stockholders, holders of in-the-money stock options and the holder of the warrant to purchase Holdings’ common stock (including merger related expenses of approximately $29.1 million borne by the then existing equity holders of Holdings and excluding the $35.7 million fair value of stock options rolled over in connection with the Holdings’ merger), transaction fees and expenses of approximately $34.7 million, and repayment of all of TransDigm Inc.’s then existing indebtedness in connection with the consummation of the Mergers was financed through: (1) an investment of approximately $471.3 million in TD Holding by Warburg Pincus and certain other institutional investors which was ultimately contributed as equity to TD Funding Corporation which merged with and into TransDigm Inc., (2) $295.0 million of borrowings under a new secured term loan facility, (3) $400.0 million of proceeds from the issuance of new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Senior Subordinated Notes”) and (4) the use of existing cash balances. The 8 3/8% Senior Subordinated Notes are guaranteed, on a senior subordinated basis, by Holdings and each domestic restricted subsidiary of TransDigm Inc. Following the Mergers, Warburg Pincus controls a majority of the outstanding common stock of TD Holding. See “Security Ownership of Certain Beneficial Owners and Management.”

A one-time charge of approximately $176.0 million ($111.8 million after tax) was recorded during the period ended July 22, 2003 as a result of the Mergers, consisting primarily of the following (in millions:)

Description	Amount
Compensation costs recognized for stock options redeemed and rolled over in connection with the Mergers	$137.5
Premium paid to redeem the 10 3/8% Senior Subordinated Notes	16.6
Write-off of debt issue costs associated with the 10 3/8% Senior Subordinated Notes	9.5
Investment banker fees	8.2
Other fees and expenses	4.2

Total merger charge	$176.0

The following table sets forth the calculation of EBITDA and EBITDA, As Defined.

	Fiscal Years Ended September 30,
	2003(1)	2004
	(in millions)
Net income (loss)	$(72.8)	$29.6
Adjustments:
Depreciation and amortization expense	9.7	18.3
Interest expense, net	37.8	48.9
Income tax provision (benefit)	(42.9)	16.5

EBITDA(2)	(68.2)	113.3
Adjustments:
Inventory purchase accounting adjustments(3)	12.9	18.5
Acquisition integration costs(4)	2.7	1.1
Non-cash compensation and deferred compensation costs(5)	1.0	6.2
Merger expenses(6)	176.0	—

EBITDA, As Defined(7)	$124.4	$139.1

(1)	The amounts for the year ended September 30, 2003 represent a combination of the results of operations for the predecessor period in fiscal 2003 with the results for the period subsequent to the Mergers. The Company’s consolidated financial statements for the period subsequent to the Mergers reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company.
(2)	EBITDA represents earnings before interest, taxes, depreciation and amortization.
(3)	This represents the portion of the purchase accounting adjustment to inventory pertaining to the Mergers, the acquisition of the Norco business in 2003 and Avionic Instruments in 2004 that was charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate the Norco business into the Company’s operations.
(5)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.
(6)	Represents a one-time charge incurred in connection with the Mergers (see “—Overview”).
(7)	EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting adjustments, certain other non-recurring merger expenses and non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of the Company’s operating performance. EBITDA and EBITDA, As Defined are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The Amended and Restated Senior Credit Facility requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charge coverage ratio and interest coverage ratio. Leverage ratio is defined in the Amended and Restated Senior Credit Facility, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the Amended and Restated Senior Credit Facility) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the Amended and Restated Senior Credit Facility as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the Amended and Restated Senior Credit Facility could result in an event of default thereunder (and, in turn, an event of default under the Amended and Restated Senior Credit Facility could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The Amended and Restated Senior Credit Facility defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP, and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission’s, or SEC’s, Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” and Release No. 33-8098, “ Proposed Rule: Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies,” we have identified the following as the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition and Related Allowances: Substantially all revenues are recognized based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, management may need to increase the allowance for doubtful accounts.

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from ninety days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Actual product returns and warranty claims have not differed materially from the estimates originally established.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Because the Company sells products that are installed on airframes that can be in-service for twenty or more years, it must keep a supply of such products on hand while the airframes are in use. Provision for potentially obsolete or slow-moving inventory is made based on our analysis of inventory levels, past usage and future sales forecasts. Although management believes that the Company’s estimates of obsolete and slow-moving inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Intangible Assets: The Mergers have resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

Stock Options and Deferred Compensation Plans: Prior to the Mergers, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No compensation cost was recognized for Holdings’ stock option plans because the exercise price of the options issued equaled the fair value of the common stock on the grant date.

Effective with the consummation of the Mergers and the issuance of the TD Holding stock options (see “Executive Compensation—New Stock Option Plan”), the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Holding in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Because the stock options and deferred compensation plan interests issued to Company employees in conjunction with, or subsequent to, the Mergers relate to the stock and employee benefit plans of TD Holding, the cost of such compensation arrangements is pushed-down to the Company and recognized as an expense and capital contribution from TD Holding.

Purchase Accounting: Mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the acquired company’s assets and liabilities are recognized and the results of its operations are included in the Company’s consolidated financial statements from the effective date of merger or acquisition.

Results of Operations

The following tables set forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (dollars in thousands):

	Predecessor
	Fiscal Year Ended Sept. 30, 2002	October 1, 2002 Through July 22, 2003	July 23, 2003 Through Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2003(1)	Fiscal Year Ended Sept. 30, 2004
Net Sales	$248,802	$241,185	$52,083	$293,268	$300,703
Gross profit	114,227	114,669	11,684	126,353	136,505
Selling and administrative	23,962	20,167	5,205	25,372	31,201
Amortization of intangibles	6,294	945	1,975	2,920	10,325
Merger expenses	—	176,003	—	176,003	—

Income (loss) from operations	83,971	(82,446)	4,504	(77,942)	94,979
Interest expense, net	36,538	28,224	9,567	37,791	48,936
Income tax provision (benefit)	16,804	(40,701)	(2,275)	(42,976)	16,433

Net income (loss)	$30,629	$(69,969)	$(2,788)	$(72,757)	$29,610

	Predecessor
	Fiscal Year Ended Sept. 30, 2002	October 1, 2002 Through July 22, 2003	July 23, 2003 Through Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2003(1)	Fiscal Year Ended Sept. 30, 2004
Net Sales	100%	100%	100%	100%	100%
Gross profit	46	48	22	43	45
Selling and administrative	10	9	10	9	10
Amortization of intangibles	2	—	3	1	3
Merger expenses	—	73	—	60	—

Income (loss) from operations	34	(34)	9	(27)	32
Interest expense, net	15	12	18	13	16
Income tax provision (benefit)	7	(17)	(4)	(15)	6

Net income (loss)	12%	(29)%	(5)%	(25)%	10%

(1)	The amounts for the year ended September 30, 2003 represent a combination of the results of operations for the predecessor period in fiscal 2003 and the results for the period subsequent to the Mergers. The Company’s consolidated financial statements for the period subsequent to the Mergers reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company.

Changes in Results of Operations

Fiscal year ended September 30, 2004 compared with fiscal year ended September 30, 2003

Net Sales. Net sales increased by $7.4 million, or 2.5%, to $300.7 million for the fiscal year ended September 30, 2004 from $293.3 million for the fiscal year ended September 30, 2003. Net sales increased primarily due to an increase in aftermarket sales of $19.9 million, $12.8 million of increased sales due to the acquisitions of Norco in February 2003 and Avionic Instruments in July 2004 and an increase of $3.5 million in OEM sales. The increase in net sales was partially offset by a decrease of $28.8 million of non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet.

Gross Profit. Gross profit (net sales less cost of sales) increased by $10.1 million to $136.5 million for the fiscal year ended September 30, 2004 from $126.4 million for the fiscal year ended September 30, 2003. This increase is attributable to the higher sales discussed above, favorable product mix, the strength of the Company’s proprietary products and market positions and the decrease of non-recurring integration costs pertaining to the Norco acquisition of $1.5 million. Partially offsetting the increase in gross profit was an increase of $5.6 million of charges primarily resulting from inventory purchase price accounting charges pertaining to the Mergers.

Gross profit as a percentage of net sales increased to 45.4% for the fiscal year ended September 30, 2004 from 43.1% for the fiscal year ended September 30, 2003. Gross profit increased 8.0% on a sales increase of only 2.5%. This expansion of margin is principally due to favorable product mix, continuing cost control measures and productivity savings (including savings relating to the Norco acquisition) and the strength of the Company’s proprietary products and market positions. Partially offsetting the higher gross profit margin was the net increase of non-recurring charges discussed above of $4.1 million, or 1.3% of sales.

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.8 million, or 23.0%, to $31.2 million, or 10.4% of sales, for the fiscal year ended September 30, 2004 from $25.4 million, or 8.7% of sales, for the fiscal year ended September 30, 2003 primarily due to the increase of $4.5 million, or 1.5% of sales, of deferred compensation plan expenses that were pushed down to the Company from TD Holding. The deferred compensation costs were incurred by the Company in connection with certain employees’ participation in two deferred compensation plans of TD Holding established contemporaneously with the Mergers.

Amortization of Intangibles. Amortization of intangibles increased by $7.4 million to $10.3 million for the fiscal year ended September 30, 2004 from $2.9 million for the fiscal year ended September 30, 2003 primarily due to the increase in the amortization of other intangible assets resulting from the recognition of a full year of amortization expense on the additional identifiable intangible assets recognized in accounting for the Mergers.

Merger Expenses. Expenses of the Mergers represent a one-time charge that was recorded in fiscal 2003 as a result of the Mergers and consisted primarily of the following (in millions):

Description	Amount
Compensation costs recognized for stock options redeemed and rolled over in connection with the Mergers	$137.5
Premium paid to redeem the 10 3/8% Senior Subordinated Notes	16.6
Write-off of debt issue costs associated with the 10 3/8% Senior Subordinated Notes	9.5
Investment banker fees	8.2
Other fees and expenses	4.2

Total merger expenses	$176.0

Income(Loss) from Operations. Income from operations increased $172.9 million to $95.0 million for the fiscal year ended September 30, 2004 compared to the $77.9 million loss from operations during the fiscal year ended September 30, 2003 primarily due to the expenses of the Mergers recorded in fiscal 2003 and other factors described previously.

Interest Expense. Interest expense increased by $11.1 million, or 29.5%, to $48.9 million for the fiscal year ended September 30, 2004 from $37.8 million for the fiscal year ended September 30, 2003. This increase was primarily caused by: (i) the issuance of $400 million 8 3/8% Senior Subordinated Notes in July 2003 in connection with the Mergers (the then outstanding $200 million 10 3/8% Senior Subordinated Notes were repaid in connection with the Mergers) resulting in additional interest expense of $10.7 million, (ii) an increase in the weighted average borrowing level of the Company’s existing senior credit facilities to approximately $294 million in fiscal 2004 from approximately $205 million in fiscal 2003 primarily due to the Mergers, partially offset by lower interest rates, resulting in additional interest expense of $1.5 million, (iii) a $1.5 million decrease in interest charges resulting from the February 2003 repayment of all of Holdings’ outstanding 12% Paid-In-Kind Notes totaling $32.8 million and (iv) other items resulting in an increase of $0.4 million.

Income Tax Provision. Income tax provision (benefit) as a percentage of income (loss) before income taxes was 36% for the fiscal year ended September 30, 2004 compared to 37% for the fiscal year ended September 30, 2003.

Net Income (Loss). The Company earned $29.6 million for the fiscal year ended September 30, 2004 compared to a net loss of $72.8 million for the fiscal year ended September 30, 2003 primarily as a result of the factors referred to above.

Fiscal year ended September 30, 2003 compared with fiscal year ended September 30, 2002

Net Sales. Net sales increased by $44.5 million, or 17.9%, to $293.3 million for the fiscal year ended September 30, 2003 from $248.8 million for the fiscal year ended September 30, 2002. This increase is primarily due to $24.1 million of new business with Airbus relating to the sale of certain cockpit security door mechanisms, $11.2 million of increased military sales and $10.6 million of increased sales due to the acquisition of Norco, offset by a $1.4 million overall decline in sales in other areas of the Company’s business.

Gross Profit. Gross profit (net sales less cost of sales) increased by $12.1 million, or 10.6%, to $126.3 million for the fiscal year ended September 30, 2003 from $114.2 million for the fiscal year ended September 30, 2002. This increase is attributable to the higher sales discussed above and was partially offset by $12.9 million, or 4.4% of sales, of charges in 2003 resulting from inventory purchase price accounting charges pertaining to the Mergers and the Norco acquisition and $2.7 million, or 0.9% of sales, of non-recurring integration costs pertaining to the Norco acquisition. Gross profit as a percentage of net sales decreased to 43% for the fiscal year ended September 30, 2003 from 46% for the fiscal year ended September 30, 2002, principally due to the $15.6 million, or 5.3% of sales, of non-recurring charges recorded in fiscal 2003 discussed above. This decrease in gross profit as a percentage of net sales was partially offset by the following factors: (i) higher volume on a reduced cost structure implemented subsequent to the September 11, 2001 terrorist attacks, (ii) favorable product mix and (iii) the strength of the Company’s proprietary products and market positions.

Selling and Administrative Expenses. Selling and administrative expenses increased by $1.4 million, or 6.0%, to $25.4 million for the fiscal year ended September 30, 2003 from $24.0 million for the fiscal year ended September 30, 2002. The Norco acquisition increased selling and administrative expenses approximately $1.5 million in fiscal 2003. In addition, selling and administrative expenses in fiscal 2003 include $0.9 million of deferred compensation plan expenses that were pushed down to the Company from TD Holding, which were incurred by Company employees who participate in two deferred compensation plans of TD Holding established contemporaneously with the Mergers. These increases were partially offset by continuing cost control measures implemented after the September 11, 2001 terrorist attacks. Selling and administrative expenses as a percentage of net sales decreased from 9.6% for the fiscal year ended September 30, 2002 to 8.7% for the fiscal year ended September 30, 2003 primarily due to the increased sales discussed above and continuing cost control measures implemented after the September 11, 2001 terrorist attacks.

Amortization of Intangibles. Amortization of intangibles decreased by $3.4 million, or 53.6%, to $2.9 million for the fiscal year ended September 30, 2003 from $6.3 million for the fiscal year ended September 30, 2002 primarily due to the implementation of SFAS 142 which became effective October 1, 2002. Under SFAS 142, the Company ceased the amortization of its goodwill, effective as of October 1, 2002, resulting in a decrease in amortization of $4.9 million. Goodwill amortization was replaced with the requirement to test goodwill for impairment upon adoption of SFAS 142 and at least annually thereafter. The decrease in goodwill amortization was partially offset by an increase in the amortization of other intangible assets of $1.5 million primarily resulting from additional identifiable intangible assets recognized in accounting for the Mergers.

Merger Expenses. Expenses of the Mergers represent a one-time charge that was recorded as a result of the Mergers and consist primarily of the following (in millions):

Description	Amount
Compensation costs recognized for stock options redeemed and rolled over in connection with the Mergers	$137.5
Premium paid to redeem the 10 3/8% Senior Subordinated Notes	16.6
Write-off of debt issue costs associated with the 10 3/8% Senior Subordinated Notes	9.5
Investment banker fees	8.2
Other fees and expenses	4.2

Total merger expenses	$176.0

Income(Loss) from Operations. The Company recognized a $77.9 million loss from operations during the fiscal year ended September 30, 2003 compared to $84.0 million of operating income for the fiscal year ended September 30, 2002. This loss was primarily due to the expenses of the Mergers partially offset by the increase in net sales and other factors described previously.

Interest Expense. Interest expense increased by $1.3 million, or 3.4%, to $37.8 million for the fiscal year ended September 30, 2003 from $36.5 million for the fiscal year ended September 30, 2002. This increase was primarily caused by $7.7 million of additional interest expense that resulted from the issuance of $75 million 10 3/8% Senior Subordinated Notes in June 2002 to repay borrowings under the Company’s then existing senior credit facility and the issuance of $400 million 8 3/8% Senior Subordinated Notes in July 2003 in connection with the Mergers. This increase was partially offset by: (i) a $3.1 million reduction in interest charges under the Company’s former senior credit facility resulting from a decrease in the average level of borrowings outstanding under the former credit facility and an overall decline in interest rates, (ii) the write-off of $1.8 million of debt issue costs during fiscal 2002 associated with the borrowings under the Company’s former senior credit facility that were repaid with the proceeds of the additional issuance of 10 3/8% Senior Subordinated Notes and (iii) a $1.9 million decrease in interest charges resulting from the February 2003 repayment of all of Holdings’ outstanding 12% PIK Notes totaling $32.8 million.

Income Tax Provision. Income tax provision (benefit) as a percentage of income (loss) before income taxes was 37.1% for the fiscal year ended September 30, 2003 compared to 35.4% for the fiscal year ended September 30, 2002. The higher estimated annual effective tax rate was primarily due to the tax benefits the Company received from research and development tax credits and foreign sales as well as the fact that the Company incurred a net loss before income taxes in fiscal 2003 and generated income in fiscal 2002. In fiscal 2003, the tax benefits from these items increased the Company’s recorded income tax benefit (increasing the effective tax rate) and in fiscal 2002 the tax benefits from these items reduced the Company’s income tax provision (reducing the effective tax rate). The net effect of these factors was an approximate 6.3% increase in the effective tax rate in fiscal 2003, which was partially offset by reductions in the effective tax rate caused by nondeductible merger expenses incurred in fiscal 2003 (3.7% reduction in the effective tax rate) and other items (.9% reduction in the effective tax rate).

The Company has filed amended income tax returns for fiscal years 1997 through 2000 with the Internal Revenue Service and submitted claims to certain state taxing authorities requesting refunds totaling approximately $2.1 million, primarily for research and development tax credits that had not been claimed on previously filed tax returns for these years. Because these income tax returns and claims are currently being audited or reviewed by the appropriate taxing authority, the Company has not recorded the potential tax refunds that could be received.

Net Income (Loss). The Company incurred a net loss of $72.8 million for the fiscal year ended September 30, 2003 compared to earnings of $30.6 million for the fiscal year ended September 30, 2002 primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2004, the Company estimated its sales order backlog at $154.8 million compared to an estimated $121.1 million as of September 30, 2003. This increase in backlog of $33.7 million is due to an increase in various product lines in both the OEM and aftermarket segments as well as an increase of $9.3 million due to the acquisition of Avionic Instruments. The majority of the purchase orders outstanding as of September 30, 2004 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2004 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. The Company’s direct sales to foreign customers were approximately $69.9 million, $87.8 million and $59.4 million in fiscal 2004, 2003 and 2002, respectively. The decrease in foreign sales in the fiscal year ended September 30, 2004 is primarily due to non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2004, 2003 and 2002 were not significant.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain information regarding the cash flows of the Company (in thousands):

	Predecessor
	Fiscal Year Ended September 30, 2002	October 1, 2002 Through July 22, 2003	July 23, 2003 Through Sept. 30, 2003	Fiscal Year Ended Sept. 30, 2003(1)	Fiscal Year Ended Sept. 30, 2004
Cash Flows Provided By (Used In):
Operating activities	$56,452	$(34,184)	$(15,863)	$(50,047)	$111,420
Investing activities	(5,439)	(57,267)	20	(57,247)	(77,619)
Financing activities	(13,028)	82,450	(5,460)	76,990	(4,205)

Increase (decrease) in cash and cash equivalents	$37,985	$(9,001)	$(21,303)	$(30,304)	$29,596

(1)	The amounts for the year September 30, 2003 represent a combination of the cash flows for the predecessor period in fiscal 2003 and the cash flows for the period subsequent to the Mergers.

Operating Activities. The Company generated $111.4 million of cash from operating activities during the fiscal year ended September 30, 2004 compared to $50.0 million used in operating activities in fiscal 2003 and $56.5 million generated in fiscal 2002. The increase of $161.4 in fiscal 2004 is primarily due to $119.0 million of cash outlays made in fiscal 2003 in connection with the one-time expenses of the Mergers as well as the receipt of income tax refunds of $37.1 million during fiscal 2004 resulting from the merger charge in fiscal 2003. The decrease in fiscal 2003 as compared to fiscal 2002 is primarily due to $119.0 million of cash outlays from the Mergers partially offset by a $12.5 million increase in operating cash flows as a result of an increase in net sales and other factors described in “Changes in Results of Operations – Fiscal year ended September 30, 2003 compared with fiscal year ended September 30, 2002”.

Investing Activities. Cash used in investing activities increased to $77.6 million during the fiscal year ended September 30, 2004 compared to $57.2 million used during the fiscal year ended September 30, 2003 and $5.4 million used during the fiscal year ended September 30, 2002. The cash used in fiscal 2004 was primarily for the net purchase of marketable securities of $50.7 million and acquisition of Avionic Instruments for $21.5 million. The increase from fiscal 2002 to fiscal 2003 was primarily a result of the acquisition of the net assets of Norco for $52.0 million discussed previously and an increase in capital expenditures.

Financing Activities. The Company used $4.2 million of cash during the fiscal year ended September 30, 2004 compared to generating $77.0 million of cash from financing activities during the fiscal year ended September 30, 2003 and $13.0 million used in financing activities during the fiscal year ended September 30, 2002. The cash used in financing activities in fiscal 2004 of $4.2 million was primarily for the repayment of term loans and a license agreement. The cash generated from financing activities in fiscal 2003 primarily resulted from: (i) $90.5 million of borrowings and equity contributions associated with the Mergers (see “Overview”) that were obtained to finance the cash portion of the expenses of the Mergers that are reflected in the Company’s consolidated statement of cash flows as an operating activity and were not paid from existing cash balances, and (ii) $24.8 million obtained to finance the Norco acquisition. The cash generated in fiscal 2003 from these activities was partially offset by the cash used in the repayment of the Holdings’ PIK Notes of $32.8 million and other expenditures. The cash used in financing activities during fiscal 2002 primarily resulted from the repayment of approximately $84.8 million in term loans under the Company’s former senior credit facility partially offset by proceeds from the issuance of additional 10 3/8% Senior Subordinated Notes, net of fees, of $73.6 million

Impact of the Mergers and the Related Transactions

In connection with the Mergers (see Note 1 of notes to consolidated financial statements), all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At September 30, 2004, the Company had a $0.5 million letter of credit outstanding and $99.5 million of borrowings available under the Amended and Restated Senior Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Amended and Restated Senior Credit Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods selected by TransDigm, in each case, plus an applicable margin percentage.

The revolving loan facility matures in July 2009 and the term loan facility matures in July 2010. The Amended and Restated Senior Credit Facility requires scheduled quarterly payments of principal on the term loans in aggregate annual principal amounts equal to 1% of the original aggregate principal amount of the term loans during the life of the loans, with the balance payable at final maturity. Subject to exceptions, the Amended and Restated Senior Credit Facility also require mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 95 days after the end of the fiscal year ending on September 30, 2006, net cash proceeds of asset sales, the issuance of equity securities or the issuance of certain debt securities.

In addition, the Company has the right to request (but no lender is committed to provide) additional term loans under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental term loan borrowing.

The interest rates per annum applicable to loans other than swingline loans (i.e., a short term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the Amended and Restated Senior Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage for fiscal 2004 is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. After fiscal 2004, the applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals.

All borrowings under the new revolving loan facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

In connection with the Mergers, the Company also issued $400 million aggregate principal amount of 8 3/8% Senior Subordinated Notes. Such notes do not require principal payments prior to their maturity in July 2011. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of our existing domestic subsidiaries.

Also in connection with the Mergers, Warburg Pincus and certain other institutional investors made an investment in TD Holding of approximately $471.3 million. TD Holding contributed such funds as equity to TD Acquisition. TD Acquisition then contributed the funds as equity to TD Funding which lent a portion of such proceeds together with a portion of the proceeds it received from the issuance of the 8 3/8% Senior Subordinated Notes and from borrowings under the new senior secured credit facilities, to TD Acquisition. The promissory note evidencing the inter-company loan was subsequently assigned by TransDigm Inc. as successor by merger to TD Funding, to TD Finance Corporation, a newly formed, wholly owned subsidiary of TransDigm Inc. TD Acquisition was then able to pay all amounts due to the equity holders of Holdings under the terms of the merger agreement that totaled approximately $759.7 million. The senior management of the Company also rolled over options with a net value of approximately $35.7 million.

Using a portion of the proceeds from the 8 3/8% Senior Subordinated Notes, the borrowings under the new senior secured credit facilities, the cash investment by Warburg Pincus and certain other institutional investors and existing cash balances, the Company repaid or defeased all of its long-term indebtedness that was outstanding immediately prior to the consummation of the Mergers and acquisition fees and expenses of approximately $34.7 million. The repaid indebtedness included all amounts outstanding under TransDigm Inc.’s then existing credit facilities. TransDigm Inc. also completed a tender offer to repurchase its 10 3/8% Senior Subordinated Notes. Approximately $197.8 million aggregate principal amount of the $200 million aggregate principal amount of outstanding 10 3/8% Senior Subordinated Notes were tendered in the tender offer. TransDigm Inc. defeased the remaining $2.2 million aggregate principal amount of 10 3/8% Senior Subordinated Notes not tendered and accepted for payment in the tender offer and, in December 2003, redeemed such notes.

Both the Amended and Restated Senior Credit Facility and the new 8 3/8% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Amended and Restated Senior Credit Facility and the new 8 3/8% Senior Subordinated Notes require the Company to meet certain financial ratios.

Any failure to comply with the restrictions of the Amended and Restated Senior Credit Facility, the new 8 3/8% Senior Subordinated Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under the Amended and Restated Senior Credit Facility may be able to terminate any commitments they had made to supply the Company with further funds.

Contractual Obligations

The following is a summary of contractual cash obligations, excluding interest, as of September 30, 2004 (in millions):

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Term Loan Facility	$2.9	$2.9	$3.0	$2.9	$3.0	$278.1	$292.8
8 3/8% Senior Subordinated Notes due 2011	—	—	—	—	—	400.0	400.0
Operating Leases	1.5	1.5	1.3	0.9	0.9	2.8	8.9
Other Long-Term Obligations	1.5	—	—	—	—	—	1.5

Total Contractual Cash Obligations	$5.9	$4.4	$4.3	$3.8	$3.9	$680.9	$703.2

The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $5.4 million, $5.2 million and $3.8 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The Company expects its capital expenditures in fiscal 2005 to be approximately $7.0 million and such expenditures are projected to increase moderately thereafter.

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

The Company intends to pursue acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there can be no assurance that the Company will be able to consummate an agreement with respect to any future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our new revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2005. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Amended and Restated Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the fourth quarter of fiscal 2005 and expects it will not have a material effect on the Company’s consolidated financial position or results of operations.

During the quarter ended December 27, 2003, the Company implemented the provisions of the FASB’s Emerging Issues Task Force Abstract No 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria for determining how to account for multiple-deliverable revenue arrangements. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB also issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, which expands the disclosure requirements regarding plan assets and benefit obligations for the Company’s two defined benefit pension plans. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2004, the only subsidiary of TransDigm that is not obligated to guarantee the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, the Company had borrowings under its Amended and Restated Senior Credit Facility of $292.8 million that was subject to interest rate risk. Borrowings under the Company’s Amended and Restated Senior Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Amended and Restated Senior Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Facility by approximately $2.9 million based on the amount of outstanding borrowings at September 30, 2004. The weighted average interest rate on the $292.8 million of borrowings under the Amended and Restated Senior Credit Facility on September 30, 2004 was 3.94%.

Because the interest rates on borrowings under the Amended and Restated Senior Credit Facility vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Facility approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $426 million at September 30, 2004 based upon the quoted market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-35 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors. D&T’s reports on the consolidated financial statements of the Company for the periods ended September 30, 2003 and July 22, 2003 and the year ended September 30, 2002, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits for the periods ended September 30, 2003 and July 22, 2003 and the year ended September 30, 2002 and the subsequent interim period through December 27, 2003, there were no disagreements (as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K) between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreement in connection with its reports. During the periods ended September 30, 2003 and July 22, 2003 and the year ended July 22, 2002 and the subsequent interim period through December 27, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, engaged Ernst & Young LLP as the Company’s principal independent accountants to audit the financial statements of the Company for the year ending September 30, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2004, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Holdings and TransDigm Inc. in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in Holdings’ or TransDigm Inc.’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of Holdings’ and TransDigm Inc.’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2005. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the effectiveness of its internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ending September 30, 2005 and be in a position to conclude that the Company’s internal control over financial reporting is effective as of September 30, 2005, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ending September 30, 2005 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of September 30, 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning TransDigm Inc.’s and Holdings’ directors and executive officers:

Name	Age	Position
W. Nicholas Howley	52	President, Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	48	President, AdelWiggins Group
Raymond F. Laubenthal	43	President, AeroControlex Group
John F. Leary	57	President, Adams Rite Aerospace, Inc.
Albert J. Rodriguez	44	President, MarathonNorco Aerospace, Inc.
W. Todd Littleton	41	President, Champion Aerospace Inc.
Gregory Rufus	48	Vice President and Chief Financial Officer
David A. Barr	41	Director
Michael Graff	53	Director
Kevin Kruse	34	Director
Kewsong Lee	39	Director
Douglas W. Peacock	66	Director

Mr. Howley has been a director and President of TransDigm Inc. and Holdings since December 1998, and was named Chairman of the Board of Directors of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. He has served as Chief Executive Officer of TransDigm Inc. and Holdings since December 2001. From December 1998 until December 2001, Mr. Howley served as President and Chief Operating Officer of TransDigm Inc. and Holdings. Mr. Howley served as Executive Vice President of TransDigm Inc. and President of the AeroControlex Group from TransDigm Inc.’s inception in September 1993 until December 1998. Prior to joining TransDigm Inc., Mr. Howley served as General Manager of IMO Industries Inc., Aeroproducts Division, and Director of Finance for the 15 divisions of IMO’s Turbomachinery, Aerospace, and Power Transmission groups. Mr. Howley is a director of Aviation Technology Group, Inc. and a trustee of Gilmour Academy. Mr. Howley received his B.S. degree in engineering from Drexel University and an MBA from Harvard Business School.

Mr. Henderson has been President of the AdelWiggins Group since August 1999. From March 1998 until August 1999, he served as President of Marathon Power Technologies Company, a subsidiary of TransDigm now known as MarathonNorco Aerospace. From November 1994 until March 1998, he served as Manager of Operations for the AdelWiggins Group. From 1991 until November 1994, Mr. Henderson served as Operations Manager at RainBird Sprinkler. Mr. Henderson received his B.A. degree in mathematics from Brown University and attended Harvard Business School.

Mr. Laubenthal has been President of the AeroControlex Group since November 1998. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group From October 1993 until December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Prior to joining the AeroControlex Group, Mr. Laubenthal had extensive experience in manufacturing and engineering at Parker Hannifin and Textron. Mr. Laubenthal received a B.S. degree in mechanical engineering from Case Western Reserve University and an MBA from Northern Illinois University.

Mr. Leary has been President of Adams Rite Aerospace, Inc. since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company. From 1991 to 1995, Mr. Leary served as the Plant Manager of Emerson Electric, Chromalox Division. Mr. Leary received a B.S. degree in mechanical engineering from the New Jersey Institute of Technology.

Mr. Rodriguez has been President of MarathonNorco Aerospace, Inc. since September 1999. From January 1998 until September 1999, Mr. Rodriguez served as Director of Commercial Operations for the AeroControlex Group. From 1993 to 1997, Mr. Rodriguez served as Director of Sales and Marketing for the AeroControlex Group. Mr. Rodriguez has prior experience with IMO Industries, Esterline, as well as Kaiser Aerospace. Mr. Rodriguez received his Bachelor of Engineering with a concentration in Chemical Engineering from Stevens Institute of Technology.

Mr. Littleton has been President of Champion Aerospace Inc. since March 2002. From July 2001 until March 2002, he served as Director of Operations, Engineering for Champion Aerospace Inc. From 1989 until July 2001, he served as Director of Manufacturing for Anti-Lock Brakes and Fuel Systems Products of Robert Bosch Corp. Prior to that, he served as Business Unit Manager with responsibility for Robert Bosch Corp.’s fuel systems product business. His prior experience also includes various operating management and engineering assignments with WABCO and T&S Brass. Mr. Littleton received a B.S. degree in mechanical engineering from Auburn University and has completed the Executive Leadership Skills Program at the University of South Carolina.

Mr. Rufus has been Vice President and Chief Financial Officer of TransDigm Inc. and Holdings since August 2000. Prior to joining TransDigm Inc., Mr. Rufus spent 19 years at Emerson Electric, during which he held divisional vice president responsibilities at Ridge Tool, Liebert Corp., and Harris Calorific, all part of the Emerson organization. Prior to Emerson, Mr. Rufus spent four years with Ernst & Young. Mr. Rufus received his CPA certification in Ohio in 1980. Mr. Rufus received a B.A. degree in accounting from Baldwin-Wallace College and attended the Weatherhead School of Management at Case Western Reserve University.

Mr. Barr was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Barr has served as a managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001. Prior to joining Warburg Pincus, Mr. Barr served as a managing director at Butler Capital where he focused on industrial leveraged buyout transactions for more than ten years. Mr. Barr is a director of Eagle Family Foods, Inc., Polypore Inc. and Wellman, Inc. He holds a B.A. in economics from Wesleyan University and an MBA from Harvard Business School.

Mr. Graff was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Graff has served as a member and managing director of Warburg Pincus LLC since October 2003. Mr. Graff served as an advisor to Warburg Pincus LLC from July 2002 until October 2003. Prior to working with Warburg Pincus, Mr. Graff spent six years with Bombardier, serving as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London, and Pittsburgh offices serving a number of aerospace suppliers and OEMs, as well as major airlines. Mr. Graff is a director of Polypore Inc. Mr. Graff received an A.B. degree in economics from Harvard College and an M.S. in management from M.I.T.

Mr. Kruse was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Kruse has served as Vice President of Warburg Pincus LLC since January 2003 and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus, Mr. Kruse was employed by AEA Investors Inc. where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Knoll, Inc. Mr. Kruse received an A.B. degree in government from Dartmouth College.

Mr. Lee was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Lee has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. He has been employed at Warburg Pincus since 1992. Prior to joining Warburg Pincus, Mr. Lee served as a consultant at McKinsey & Company, Inc. from 1990 to 1992. His present service as a director includes membership on the boards of Arch Capital Group, Ltd., Knoll, Inc., Eagle Family Foods, Inc. and several privately held companies. He received an A.B. degree from Harvard College and an MBA from Harvard Business School.

Mr. Peacock has been a director of TransDigm Inc. since September 1993 and of Holdings since 1999. He served as Chairman of the Board of Directors of TransDigm Inc. since its inception in September 1993 until July 2003 and Chairman of the Board of Directors of Holdings since 1993 until July 2003. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm Inc. and Holdings. He is also a director of Microporous Products, L.P. and Aviation Technology Group, Inc. Prior to joining TransDigm Inc., Mr. Peacock spent six years with IMO Industries Inc. (“IMO”) serving as Executive Vice President of IMO’s Instruments and Aero Components Group from 1991 until 1993, Executive Vice President of Power Systems from 1989 until 1991, and managed IMO’s Turbomachinery business from 1987 until 1989. Prior to joining IMO, Mr. Peacock spent 15 years in various managerial positions at Westinghouse Electric Corp. Mr. Peacock received a B.S. degree in chemical engineering from Washington State University and a Ph.D. in physical chemistry from the University of Illinois. Mr. Peacock is also an active pilot.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Board Committees

TD Holding’s board of directors has a Compensation Committee and an Audit Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for executive officers and administers incentive compensation and benefit plans provided for employees. The Audit Committee reviews Holdings’ and TransDigm Inc.’s audit policies and oversees the engagement of Holdings’ and TransDigm’s independent auditors. The members of the Compensation Committee are Mr. Barr, Mr. Kruse and Mr. Lee. The members of the Audit Committee are Mr. Barr and Mr. Kruse. Neither Mr. Barr nor Mr. Kruse is independent within the applicable rules of the SEC as they are employees of an affiliate of Warburg Pincus, the controlling shareholder of TD Holding. TD Holding’s board of directors has reviewed the qualifications and backgrounds of the members of the Audit Committee and determined that, although no one member of the Audit Committee is an “audit committee financial expert” within the meaning of the Rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the Audit Committee give the Committee collectively the financial expertise necessary to discharge its responsibilities.

Code of Ethics

The Company adopted a formal code of ethics for its principal officers, including its principal executive officer, principal financial officer and principal accounting officer during fiscal 2004. A copy of our code of ethics will be provided to any person without charge upon request.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during the fiscal years ended September 30, 2004, 2003 and 2002 to TransDigm Inc.’s Chief Executive Officer and each of TransDigm Inc.’s four other most highly paid executive officers, who we refer to herein collectively as the named executive officers:

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation(1)		Securities Underlying Options/SARs	All Other Compensation
W. Nicholas Howley President, Chief Executive Officer and Director	2004 2003 2002	$375,500 364,391 310,000	$250,000 200,000 200,000		$77,410 58,147 —	(2)	— 21,209 —	$13,680 13,560 13,922	(3)

Robert S. Henderson President of AdelWiggins	2004 2003 2002	179,500 173,375 166,875	$70,000 65,000 65,000		— — —		— 3,233 —	12,240 11,760 10,046	(4)

Raymond F. Laubenthal President of AeroControlex	2004 2003 2002	169,500 162,000 150,000	$80,000 75,000 75,000		— — —		— 3,643 —	11,760 11,147 10,482	(5)

John F. Leary President of Adams Rite Aerospace, Inc.	2004 2003 2002	172,125 166,375 160,125	75,000 350,000 70,000	(6)	— — —		— 1,951 —	11,458 10,927 10,555	(7)

Gregory Rufus Vice President and Chief Financial Officer	2004 2003 2002	200,000 167,083 147,000	75,000 420,000 65,000	(8)	— — —		— 2,272 —	13,380 11,147 10,206	(9)

(1)	Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives, other than Mr. Howley.
(2)	Includes perquisites, $28,500 of which was for financial planning and $42,097 was for Company provided transportation.
(3)	Includes $12,300 in contributions by TransDigm as projected to calendar year end to a plan established under Section 401(k) of the Internal Revenue Code (the “401(k) plan”) and $1,380 in Company-paid life insurance.
(4)	Includes $10,860 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,380 in Company-paid life insurance.
(5)	Includes $10,380 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,380 in Company-paid life insurance.
(6)	Includes a special bonus of $275,000 paid upon consummation of the Mergers and the related transactions.
(7)	Includes $10,500 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $958 in Company-paid life insurance.
(8)	Includes a special bonus of $350,000 paid upon consummation of the Mergers and the related transactions.
(9)	Includes $12,000 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,380 in Company-paid life insurance.

Aggregated Option/SAR Exercises In

Last Fiscal Year And Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options/SARs at Fiscal Year-End			Value of Unexercised In- the-Money Options/SARs at Fiscal Year-End(1)
W. Nicholas Howley President, Chief Executive Officer and Director	—	—	Exercisable Unexercisable	10,574.95 7,200.00	(2)	Exercisable Unexercisable	$8,328,853 1,980,000

Robert S. Henderson President of AdelWiggins	—	—	Exercisable Unexercisable	2,140.59 1,092.00		Exercisable Unexercisable	1,845,252 300,300

Raymond F. Laubenthal President of AeroControlex	357	$347,285	Exercisable Unexercisable	2,194.11 1,092.00		Exercisable Unexercisable	1,888,254 300,300

John F. Leary President of Adams Rite	—	—	Exercisable Unexercisable	859.13 1,092.00		Exercisable Unexercisable	637,132 300,300

Gregory Rufus Vice President and Chief Financial Officer	—	—	Exercisable Unexercisable	1,336.24 936.00		Exercisable Unexercisable	899,596 257,400

(1)	The value of an unexercised option equals the aggregate fair value of the shares underlying the option (based on a per share value of $1,275 at September 30, 2004), less the aggregate exercise price of the option.
(2)	Due to Mr. Howley’s ownership interest in Bratenahl Investments, LTD., Mr. Howley may be deemed to be the beneficial owner (within the meaning of Rule 16a-1 under the Exchange Act) of options beneficially owned by Bratenahl Investment, LTD.

Compensation of Directors

TransDigm Inc.’s and Holdings’ outside directors receive (1) an annual retainer fee of $20,000 in respect of their services as directors to us, (2) a fee of $5,000 per board meeting which they attend and (3) reimbursement of out-of-pocket expenses incurred in connection with the rendering of such services; provided however, no director shall receive in the aggregate greater than $40,000 in any fiscal year in connection with the rendering of such services.

Employment Agreement

W. Nicholas Howley entered into an employment agreement with Holdings on June 6, 2003, to serve as President, Chief Executive Officer and Chairman of the Board of Directors of each of TransDigm Inc. and Holdings. The employment agreement for Mr. Howley provides, among other things, for:

(1)	an initial term of five years from the effective date of the Mergers and the related transactions, with an automatic renewal for an additional two-year term, unless Holdings or Mr. Howley elects not to renew the term;

(2)	a base salary of $380,000 per year, subject to annual review;

(3)	participation in our annual cash bonus plan; and

(4)	participation in employee benefit plans and entitlement to certain perquisites.

Mr. Howley’s employment agreement provides that if he is terminated for any reason, he will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by Holdings. In addition, if Mr. Howley’s employment is terminated without cause, if he terminates his employment for certain enumerated good reasons, or in the event of his termination due to his death or disability, Holdings will, in addition to the amounts described in the preceding sentence, for a period of eighteen months,

(1)	continue Mr. Howley’s salary and pay the cash bonus he would have been entitled to receive had he continued his employment;

(2)	provide the perquisites he was receiving immediately prior to his termination; and

(3)	continue his participation under the medical benefit plans sponsored by Holdings.

During the term of Mr. Howley’s employment and following any termination of his employment, for a period of eighteen months in the case of a termination without cause or for enumerated good reasons, or twenty-four months in the event of his voluntary termination or termination for cause, Mr. Howley will be prohibited from engaging in any business that competes with any business maintained by Holdings or any entity owned by Holdings. In addition, during the term and for the two-year period following the termination of Mr. Howley’s employment for any reason, he will be prohibited from soliciting the employees or service providers employed or engaged by TransDigm or Holdings.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year ended September 30, 2004, the members of the Compensation Committee of TD Holding were Messrs. David A. Barr, Kevin Kruse and Kewsong Lee, none of whom ever served as an officer or employee of Holdings or any of its subsidiaries.

Stock Option Plan

In connection with the consummation of the Mergers and the related transactions, TD Holding adopted a new 2003 Stock Option Plan, which is referred to herein, together with any amendments thereto, as the new stock option plan. The new stock option plan became effective contemporaneously with the consummation of the Mergers and the related transactions. The total number of shares of common stock of TD Holding reserved for grants of options (excluding shares of common stock reserved for grants of options granted to certain members of management in respect of their rollover options, as described below) represents approximately 10% of the common stock of TD Holding on a fully-diluted basis. Approximately 75% of such shares were awarded promptly following the consummation of the Mergers and the related transactions. Approximately 20% of all of the awards granted under the new stock option plan vest based on employment service or a change in control of TD Holding, and the vesting of approximately 80% of all the awards granted under the new stock option plan is based on satisfaction of performance criteria. In addition, all or a portion of the performance-based options granted under the new stock option plan will vest upon a change in control of TD Holding if equity investors receive predetermined rates of return on their investment.

Rollover Options

Upon the consummation of the Mergers and the related transactions, certain members of management rolled over certain then-existing options to purchase shares of common stock of Holdings with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Holding and interests in newly created deferred compensation plans of TD Holding. The options of TD Holding granted to management in exchange for the rollover options were fully vested on the date of the closing of the Mergers and the related transactions, were issued under the new stock option plan and were in addition to options granted under our new stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TransDigm Inc. is a wholly owned subsidiary of Holdings and Holdings is a wholly owned subsidiary of TD Holding. Neither TransDigm Inc. nor Holdings has any outstanding options or convertible securities.

The following table sets forth certain information regarding the beneficial ownership of the common stock of TD Holding as of October 1, 2004 with respect to each beneficial owner of more than five percent of the outstanding common stock of TD Holding and beneficial ownership of the common stock of TD Holding by each director and executive officer of Holdings and TransDigm Inc. and all such directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes the shares underlying options held by such persons that are exercisable within 60 days of October 1, 2004, but excludes shares underlying options held by any other person. Percentage of ownership is based on approximately 295,465 shares of common stock outstanding as of October 1, 2004. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Shares	Percentage
Warburg Pincus Private Equity VIII, L.P.(3) 466 Lexington Avenue New York, NY 10017	204,558	69.23%

TD Co-Investors, LLC c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	53,363	18.06%

A.S.F. Co-Investment Partners II, L.P. c/o Portfolio Advisors, LLC 9 Old Kings Highway South Darien, CT 06920	14,823	5.02%

Banc of America Capital Investors, L.P. c/o Banc of America Capital Investors 100 North Tryon Street, 25th Floor Charlotte, NC 28255	23,717	8.03%

Directors
Michael Graff(4) c/o Warburg Pincus LLC Y66 Lexington Avenue New York, NY 10017	319	*

W. Nicholas Howley(5)	14,009	4.58%

Douglas Peacock(6)	297	*

David A. Barr(7) c/o Warburg Pincus LLC Y66 Lexington Avenue New York, NY 10017	204,558	69.23%

Kevin Kruse c/o Warburg Pincus LLC Y66 Lexington Avenue New York, NY 10017	0	*

Kewsong Lee(8) c/o Warburg Pincus LLC Y66 Lexington Avenue New York, NY 10017	204,558	69.23%

Executive Officers
Robert S. Henderson(9)	2,141	*
Raymond F. Laubenthal(10)	2,551	*
John F. Leary(11)	859	*
Albert J. Rodriguez(12)	2,200	*
Gregory Rufus(13)	1,336	*
W. Todd Littleton(14)	874	*
All directors and executive officers as a group (12 persons)(15)	229,145	72.58%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of each listed person is c/o TransDigm Holding Company, 1301 East 9th Street, Cleveland, Ohio 44114.
(2)	Includes shares that the listed beneficial owner is deemed to have the right to acquire beneficial ownership of under Rule 13d-3 under the Exchange Act, including shares which the listed beneficial owner has the right to acquire within 60 days of October 1, 2004.

(3)	Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) owns a 55% ownership interest in TD Co-Investors, LLC (“TD LLC”). Warburg Pincus is also the managing member of TD LLC and, as such, has voting and investment power over certain shares of TD Holding not directly attributable to Warburg Pincus. As a result, Warburg Pincus may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of all of the common stock of TD Holding owned by TD LLC, including the shares of common stock of TD Holding not directly attributable to Warburg Pincus. Warburg Pincus disclaims beneficial ownership of all shares of common stock of TD Holding owned by TD LLC that are not directly attributable to it. Warburg Pincus & Co. is the sole general partner of Warburg Pincus. Warburg Pincus is managed by Warburg Pincus LLC.
(4)	Includes options to purchase approximately 141 shares exercisable within 60 days of October 1, 2004.
(5)	Includes options to purchase approximately 8,836 shares exercisable within 60 days of October 1, 2004. Also includes options to purchase approximately 1,739 shares exercisable within 60 days of October 1, 2004 that are held by Bratenahl Investments, Ltd. By virtue of his ownership interest in, and control of, Bratenahl Investments, Ltd., Mr. Howley may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of the options that are beneficially owned by Bratenahl Investments, Ltd. Mr. Howley disclaims beneficial ownership of all options owned by Bratenahl Investments, Ltd. and reported herein as beneficially owned.
(6)	Includes options to purchase 297 shares exercisable within 60 days of October 1, 2004.
(7)	Represents shares that may be deemed to be beneficially owned by Warburg Pincus. Mr. Barr is a general partner of Warburg Pincus & Co. and a managing director and member of Warburg Pincus LLC. All shares indicated as beneficially owned by Mr. Barr are included because of his affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC. Mr. Barr disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC.
(8)	Represents shares that may be deemed to be beneficially owned by Warburg Pincus. Mr. Lee is a general partner of Warburg Pincus & Co. and a managing director and member of Warburg Pincus LLC. All shares indicated as beneficially owned by Mr. Lee are included because of his affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC. Mr. Lee disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC.
(9)	Includes options to purchase 2,141 shares exercisable within 60 days of October 1, 2004.
(10)	Includes options to purchase 2,194 shares exercisable within 60 days of October 1, 2004.
(11)	Includes options to purchase 859 shares exercisable within 60 days of October 1, 2004.
(12)	Includes options to purchase 1,828 shares exercisable within 60 days of October 1, 2004.
(13)	Includes options to purchase 1,336 shares exercisable within 60 days of October 1, 2004.
(14)	Includes options to purchase 874 shares exercisable within 60 days of October 1, 2004.
(15)	Includes all shares of common stock of TD Holding that may be deemed to be beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) by directors and executive officers, including shares subject to options exercisable within 60 days of October 1, 2004. Also includes (i) 204,558 shares of common stock of TD Holding which Mr. Barr and Mr. Lee may be deemed to beneficially own by virtue of their affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC (see footnotes (3), (4), (8) and (9) above) and (ii) options to purchase 1,739 shares exercisable within 60 days of October 1, 2004 which Mr. Howley may be deemed to beneficially own by virtue of his ownership interest in and control of Bratenahl Investments, Ltd. (see footnote (5) above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tax Sharing Agreement

Contemporaneously with the closing of the Mergers and the related transactions, TransDigm Inc., Holdings, TD Holding and each domestic subsidiary of TransDigm Inc. entered into a tax sharing agreement. Under the terms of the tax sharing agreement, TransDigm Inc., Holdings and each of TransDigm Inc.’s subsidiaries are obligated to make payments to TD Holding equal to the amount of the federal and state income taxes that TransDigm Inc. and its subsidiaries would have owed if they did not file federal and state income tax returns on a consolidated or combined basis (reduced by any tax benefit derived by the consolidated group from net operating losses of TD Holding).

Option Rollover Agreements

In connection with the merger of TD Acquisition with and into Holdings, Mr. Howley entered into an agreement with Warburg Pincus, pursuant to which he and Bratenahl Investments, Ltd., an estate planning vehicle controlled by him, agreed that his and its options to purchase shares of common stock of Holdings beneficially owned by him and such estate planning vehicle prior to the merger with an aggregate net value of approximately $16.5 million would not be cancelled in exchange for cash as otherwise provided in the merger agreement. In addition, prior to the consummation of the Mergers and the related transactions, certain other executive officers and/or employees entered into similar agreements with Warburg Pincus with respect to options owned by such executive officers and/or employees prior to the Mergers. The total net value of the options that were not cancelled in exchange for cash was approximately $35.7 million. The options that were not cancelled in exchange for cash, which are referred to herein as the rollover options, were converted into a combination of options to purchase shares of common stock of TD Holding and interests in a rollover deferred compensation plan of TD Holding that was established contemporaneously with the consummation of the Mergers and the related transactions. All options of TD Holding granted to executive officers and/or employees in exchange for their rollover options were fully vested on the date of the closing of the Mergers and the related transactions. The rollover options and the shares of common stock issuable upon exercise thereof are subject to, among other things, the terms and conditions of a stockholders’ agreement among TD Holding, Warburg Pincus, each holder of rollover options and certain institutional investors named therein and a management stockholders’ agreement among Holdings, Warburg Pincus and each holder of rollover options.

Stockholders’ Agreement

In connection with the Mergers and the related transactions, TD Holding, Warburg Pincus, certain of TransDigm’s employees, including the named executive officers, whom are referred to herein collectively as the management stockholders, and certain institutional investors named therein, entered into a stockholders’ agreement, which governs the shares of common stock of TD Holding or options to purchase shares of common stock of TD Holding that such persons hold or have the right to acquire following the closing of the Mergers and the related transactions.

The stockholders’ agreement provides that, except for certain transfers authorized in writing by a majority of the members of TD Holding’s board of directors, certain transfers in connection with the death of a management stockholder, certain transfers for estate planning purposes and, in the case of Warburg Pincus and the other institutional investors, certain transfers to affiliates and certain other permissible transfers, no investor may transfer any shares of common stock or any interest therein until the fifth anniversary of the closing date of the Mergers and the related transactions, and thereafter any proposed transfer will be subject to a right of first refusal running in favor of TD Holding. In the event TD Holding does not exercise its right of first refusal, the investor then proposing to transfer shares of common stock or interests therein will be required to offer such shares or interests to Warburg Pincus.

The stockholders’ agreement further provides that, in the event of certain types of transfers of common stock by Warburg Pincus or the other institutional investors party thereto, each party to the stockholders’ agreement may participate in such transfers on a pro rata basis. In addition, in the event of certain types of transfers by Warburg Pincus, Warburg Pincus can require the other parties to the stockholders’ agreement to transfer their shares in any such transactions on a pro rata basis. Under the terms of the stockholders’ agreement, subject to certain customary exceptions, in the event TD Holding proposes to issue new equity securities, Warburg Pincus, the other institutional investors party thereto and each management stockholder that beneficially owns in excess of 1% of the common stock (assuming conversion of all options to purchase shares of common stock) on a fully diluted basis are entitled to participate in such proposed issuance on a pro rata basis. The right of Warburg Pincus and the other institutional investors to participate in any proposed issuance is conditional upon such investors owning a specified amount of shares of common stock of TD Holding. The participation rights and certain other rights granted under the stockholders’ agreement will terminate following a public offering of common stock of TD Holding if the common stock so offered is then listed on the New York Stock Exchange or the American Stock Exchange or is quoted on The NASDAQ National Market, or if the public offering includes 50% or more of the outstanding shares of common stock that will have been issued following the offering.

Management Stockholders’ Agreement

In connection with the Mergers and the related transactions, Holdings, Warburg Pincus and the holders of rollover options entered into a management stockholders’ agreement which governs the shares of common stock of TD Holding or options to purchase shares of common stock of TD Holding that such persons hold or have the right to acquire following the closing of the Mergers and the related transactions. The management stockholders’ agreement provides that upon termination of the employment of a management stockholder under certain circumstances, such management stockholder will have certain put rights and TD Holding (or a permitted assignee thereof) will have certain call rights with respect to any shares of common stock and any fully vested options to purchase shares of common stock owned by such management stockholder at that time. If provisions of applicable law, the terms of any credit agreement or other financing arrangement to which TD Holding, Holdings or TransDigm Inc. is a party, including the Indenture and the senior secured credit facilities, or the financial circumstances of TD Holding and its subsidiaries would prevent TD Holding from making a repurchase, or TD Holding is unable to access sufficient funds to enable it to make a repurchase, TD Holding will not make such purchase until all such prohibitions lapse, and will then pay such management stockholder, in addition to the repurchase price, a specified rate of interest on the repurchase price.

Stockholders’ Registration Rights Agreement

In connection with the Mergers and the related transactions, TD Holding, Warburg Pincus, the other institutional investors named therein and the management stockholders who rolled over existing stock options of Holdings entered into a stockholders’ registration rights agreement pursuant to which TD Holding granted such persons certain customary registration rights, including demand, piggy back and Form S-3 registration rights.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ernst & Young billed the Company an aggregate of approximately $280,000 in fees for professional services rendered in connection with the audit of Holdings’ annual consolidated financial statements and reviews of the consolidated financial statements of Holdings’ included in its quarterly reports during the period from March 1, 2004 through September 30, 2004.

Deloitte & Touche LLP billed the Company an aggregate of approximately $807,000 in fees for (1) professional services rendered in connection with the audit of Holdings’ annual consolidated financial statements for the periods ended September 30, 2003 and July 22, 2003 and reviews of the consolidated financial statements of Holdings’ included in its quarterly reports for the year ended September 30, 2003 and the first quarter of fiscal 2004 and (2) other services typically provided by a registrant’s principal accountant in connection with statutory and regulatory filings or engagements rendered for Holdings and TransDigm Inc. The fees related to audit services provided in connection with mergers and acquisitions as well as services that only the independent accountant can reasonably provide pertaining to the issuance of comfort letters and consents and assistance with, and review of, documents filed with the Commission.

Audit-Related Fees

Ernst & Young billed the Company approximately $477,000 in fees for professional services rendered during the period from March 1, 2004 through September 30, 2004. Such services principally included assistance and consultation provided to management in performing due diligence in connection with potential acquisitions

Deloitte & Touche LLP billed the Company an aggregate of approximately $203,000 in fees for assurance and related services reasonably related to the performance of the audit or review of the consolidated financial statements of Holdings that were not reported under Audit Fees above for the fiscal year ended September 30, 2003. Such audit-related services included assistance and consultation provided the Company during the year ended September 30, 2003 in connection with the Mergers and audits of the financial statements of Company’s employee benefit plans.

Tax Fees

Ernst & Young billed the Company an aggregate of approximately $248,000 in fees for professional services rendered for the period from March 1, 2004 through September 30, 2004. Such services principally included assistance and consultation provided to the Company in connection with: (1) tax planning matters, (2) mergers and acquisitions and (3) tax compliance matters.

Deloitte & Touche LLP billed the Company an aggregate of approximately $130,000 in fees during the period from October 1, 2003 through March 1, 2004 and $255,000 during the fiscal year ended September 30, 2003 for professional services rendered relating to tax compliance, tax advice and tax planning. Such services principally included the preparation of the Company’s income and franchise tax returns and assistance and consultation provided the Company in connection with: (1) mergers and acquisitions, (2) audits of tax returns by regulatory authorities, (3) tax planning matters, and (4) review of employee benefit plan regulatory filings and discrimination testing.

All Other Fees

No services were provided the Company by Ernst & Young and Deloitte & Touche LLP during the years ended September 30, 2004 and 2003 other than audit services, audit-related services and tax services.

Audit Committee

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, engaged Ernst & Young LLP as the Company’s principal independent accountants to audit the financial statements of the Company for the year ending September 30, 2004. Also on March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors. D&T’s reports on the consolidated financial statements of the Company for the periods ended September 30, 2003 and July 22, 2003 and the year ended September 30, 2002, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Audit Committee has not established a policy to delegate authority to approve of any audit or permissible non-audit services. The Audit Committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

Page
(a) (1) Financial Statements

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of September 30, 2004 and 2003	F-3

Consolidated Statements of Operations for the year ended September 30, 2004, the period from July 22, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor)	F-4

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) for the year ended September 30, 2004, the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor)	F-5

Consolidated Statements of Cash Flows for the year ended September 30, 2004, the period from July 22, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor)	F-6

Notes to Consolidated Financial Statements	pages F-7 to F-34

(a) (2) Financial Statement Schedules

Valuation and Qualifying Accounts for the year ended September 30, 2004, the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor)	F-35

(a) (3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 6, 2003, by and between TD Acquisition Corporation and TransDigm Holding Company.*

2.2	Amendment No. 1, dated as of July 9, 2003, to the Agreement and Plan of Merger, by and between TD Acquisition Corporation and TransDigm Holding Company.*

2.3	Agreement and Plan of Merger, dated as of July 22, 2003, by and between TransDigm Inc. and TD Funding Corporation.**

3.1	Restated Certificate of Incorporation, filed on July 22, 2003, of TransDigm Holding Company.**

3.2	Bylaws of TD Acquisition Corporation (TransDigm Holding Company).**

3.3	Certificate of Incorporation, filed on July 2, 1993, of NovaDigm Acquisition, Inc. (TransDigm Inc.).***

3.4	Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (TransDigm Inc.).***

3.5	Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.***

3.6	Bylaws of NovaDigm Acquisition, Inc. (TransDigm Inc.).***

4.1	Indenture, dated as of July 22, 2003, among TransDigm Inc. (as the successor by merger to TD Funding Corporation), TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), the Guarantors named therein, and The Bank of New York, as trustee.**

4.2	Form of 8 3/8% Senior Subordinated Note due 2011.**

4.3	Registration Rights Agreement, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and Credit Suisse First Boston LLC, as representative of the initial purchasers named therein.**

4.4	Exchange Agent Agreement, among TransDigm Inc., the Guarantors named therein, and the Bank of New York, as Exchange Agent.****

4.5	First Supplemental Indenture, dated as of October 9, 2003, to Indenture, dated as of July 22, 2003, by and among TransDigm Inc., the Guarantors named therein, and the Bank of New York, as trustee.*****

10.1	Stockholders’ Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P., the other institutional investors whose names and addresses are set forth on Schedule I thereto and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto.**

10.2	Management Stockholders’ Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P. and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule I thereto.**

10.3	Registration Rights Agreement, dated as of July 22, 2003, among the institutional investors whose names and addresses are set forth on Schedule I thereto, the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto and TD Holding Corporation.**

10.4	Employment Agreement, dated as of June 6, 2003, by and between W. Nicholas Howley and TransDigm Holding Company.**

10.5	TD Holding Corporation Amended and Restated 2003 Stock Option Plan.*****

10.6	TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan.**

10.7	TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan.**

10.8	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the rollover options granted to such executives.**

10.9	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the time vested options granted to such executives.**

10.10	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the performance vested options granted to such executives.**

10.11	Demand Promissory Note, dated July 22, 2003, made by TransDigm Holding Company in favor of TransDigm Inc. and subsequently assigned by TransDigm Inc. to TD Finance Corporation.**

10.12	Credit Agreement, dated as of July 22, 2003, among TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), TransDigm Inc. (as the successor by merger to TD Funding Corporation), the lenders as defined therein and Credit Suisse First Boston, as administrative agent and collateral agent.**

10.13	Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), TransDigm Inc. (as the successor by merger to TD Funding Corporation), the Subsidiaries Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent.**

10.14	Tax Sharing Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto.*****

10.15	Supplement No. 1, dated as of October 9, 2003, to the Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent.*****

10.16	Contribution and Assignment Agreement, dated as of October 13, 2003, by and between TransDigm Inc. and TD Finance Corporation.****

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.†

21.1	Subsidiaries of TransDigm Inc.†

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Incorporated by reference to the Registrants’ Form 8-K filed on July 30, 2003 (File No. 333-71397).
**	Incorporated by reference to the Registrants’ Form S-4 filed on August 29, 2003 (File No. 333-10834006).
***	Incorporated by reference to the Registrants’ Form S-4 filed on January 29, 1999 (File No. 333-71397), as amended by Amendment No. 1, filed on February 5, 1999, Amendment No. 2, filed on March 24, 1999, and Amendment No. 3, filed on April 23, 1999.
****	Incorporated by reference to Amendment No. 2 to the Registrants’ Form S-4 filed on November 10, 2003 (File No. 333-10834006).
*****	Incorporated by reference to Amendment No. 1 to the Registrants’ Form S-4 filed on October 30, 2003 (File No. 333-10834006).
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 28, 2004.

TRANSDIGM HOLDING COMPANY

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Vice President, Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ W. Nicholas Howley W. Nicholas Howley	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2004

/s/ Gregory Rufus Gregory Rufus	Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	December 28, 2004

/s/ Kewsong Lee Kewsong Lee	Director	December 28, 2004

/s/ David Barr David Barr	Director	December 28, 2004

/s/ Kevin Kruse Kevin Kruse	Director	December 28, 2004

/s/ Douglas Peacock Douglas Peacock	Director	December 28, 2004

/s/ Michael Graff Michael Graff	Director	December 28, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond Heights, State of Ohio, on December 28, 2004.

TRANSDIGM INC.

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Vice President, Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ W. Nicholas Howley W. Nicholas Howley	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2004

/s/ Gregory Rufus Gregory Rufus	Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	December 28, 2004

/s/ Kewsong Lee Kewsong Lee	Director	December 28, 2004

/s/ David Barr David Barr	Director	December 28, 2004

/s/ Kevin Kruse Kevin Kruse	Director	December 28, 2004

/s/ Douglas Peacock Douglas Peacock	Director	December 28, 2004

/s/ Michael Graff Michael Graff	Director	December 28, 2004

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not

Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Holdings’ or TransDigm Inc.’s security holders.

TRANSDIGM HOLDING COMPANY AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2004

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of September 30, 2004 and 2003	F-3

Consolidated Statements of Operations for the Year Ended September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, the Period From October 1, 2002 Through July 22, 2003 (Predecessor) and the Year Ended September 30, 2002 (Predecessor)

F-4

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) for the Year Ended September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, the Period From October 1, 2002 Through July 22, 2003 (Predecessor) and the Year Ended September 30, 2002 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the Year Ended September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, the Period From October 1, 2002 Through July 22, 2003 (Predecessor) and the Year Ended September 30, 2002 (Predecessor)

F-6

Notes to Consolidated Financial Statements for the Year Ended September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, the Period From October 1, 2002 Through July 22, 2003 (Predecessor) and the Year Ended September 30, 2002 (Predecessor)

F-7 – F-34

Supplementary Data:

Valuation and Qualifying Accounts for the Year Ended September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, the Period From October 1, 2002 Through July 22, 2003 (Predecessor) and the Year Ended September 30, 2002 (Predecessor)

F-35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

of TransDigm Holding Company

We have audited the accompanying consolidated balance sheet of TransDigm Holding Company and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Holding Company and subsidiaries at September 30, 2004, and the consolidated results of their operations and their cash flows for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Cleveland, Ohio

December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

TransDigm Holding Company

We have audited the accompanying consolidated balance sheet of TransDigm Holding Company and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (date of merger with TD Acquisition Corporation) (Predecessor) and the year ended September 30, 2002 (Predecessor). Our audits also included the financial statement schedules for the periods ended September 30, 2003, July 22, 2003 and September 30, 2002 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransDigm Holding Company and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2002, the Company changed its method of accounting for goodwill and certain other intangible assets to conform to the provisions of Statement No. 142 of the Financial Accounting Standards Board, Goodwill and Other Intangible Assets.

As discussed in Note 3 to the consolidated financial statements, effective July 23, 2003, the Company changed its method of accounting for stock options.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

December 19, 2003

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND 2003

(Amounts in thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,498	$18,902
Marketable securities	50,601	—
Trade accounts receivable—Net	44,489	36,709
Income taxes receivable	—	36,703
Inventories	64,385	77,386
Deferred income taxes	10,092	8,177
Prepaid expenses and other	1,851	3,850

Total current assets	219,916	181,727
PROPERTY, PLANT AND EQUIPMENT—Net	60,817	60,342
GOODWILL—Net	812,460	807,714
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS—Net	103,101	110,342
DEBT ISSUE COSTS—Net	23,148	28,771
OTHER	710	627

TOTAL ASSETS	$1,345,649	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$4,431	$7,634
Accounts payable	11,468	11,221
Accrued liabilities	24,800	29,625

Total current liabilities	40,699	48,480
LONG-TERM DEBT—Less current portion	689,848	692,050
DEFERRED INCOME TAXES	65,645	64,364
OTHER NON-CURRENT LIABILITIES	2,839	4,917

Total liabilities	799,031	809,811

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 900,000 shares; issued 100 at September 30, 2004 and 2003, respectively	—	—
Additional paid-in capital	520,078	508,100
Retained earnings / (deficit)	26,822	(2,788)
Accumulated other comprehensive loss	(282)	(103)

Total stockholders’ equity	546,618	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,345,649	$1,315,020

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	(Predecessor) October 1, 2002 Through July 22, 2003	(Predecessor) Year Ended September 30, 2002
NET SALES	$300,703	$52,083	$241,185	$248,802
COST OF SALES (Including inventory purchase accounting charges of $18,471, $12,038 and $855 for the periods ended September 30, 2004, September 30, 2003 and July 22, 2003, respectively)	164,198	40,399	126,516	134,575

GROSS PROFIT	136,505	11,684	114,669	114,227

OPERATING EXPENSES:
Selling and administrative	31,201	5,205	20,167	23,962
Amortization of intangibles	10,325	1,975	945	6,294
Merger expenses	—	—	176,003	—

Total operating expenses	41,526	7,180	197,115	30,256

INCOME (LOSS) FROM OPERATIONS	94,979	4,504	(82,446)	83,971
INTEREST EXPENSE—Net	48,936	9,567	28,224	36,538

INCOME (LOSS) BEFORE INCOME TAXES	46,043	(5,063)	(110,670)	47,433
INCOME TAX PROVISION (BENEFIT)	16,433	(2,275)	(40,701)	16,804

NET INCOME (LOSS)	$29,610	$(2,788)	$(69,969)	$30,629

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE—October 1, 2001 (Predecessor)	$1	$102,079	$1,934	$(206,901)	$(501)	$(103,388)
Comprehensive income:
Net income	—	—	—	30,629	—	30,629
Other comprehensive loss	—	—	—	—	(163)	(163)

Comprehensive income						30,466
Adjustment of redeemable common stock	—	—	—	(1,332)	—	(1,332)
Cumulative redeemable preferred stock:
Dividends accrued	—	—	—	(2,629)	—	(2,629)
Accretion for original issuance discount	—	—	—	(273)	—	(273)

BALANCE—September 30, 2002 (Predecessor)	1	102,079	1,934	(180,506)	(664)	(77,156)
Comprehensive loss:
Net loss	—	—	—	(69,969)	—	(69,969)
Other comprehensive loss	—	—	—	—	(173)	(173)

Comprehensive loss						(70,142)
Cumulative redeemable preferred stock:
Dividends accrued	—	—	—	(2,443)	—	(2,443)
Accretion for original issuance discount	—	—	—	(226)	—	(226)
Adjustment of redeemable common stock	—	—	—	(2,743)	—	(2,743)
Elimination of historical stockholders’ deficiency upon consummation of Merger	(1)	(102,079)	(1,934)	255,887	837	152,710
Equity contributions from TD Holding:
Cash investment	—	471,300	—	—	—	471,300
Rollover equity investment	—	35,698	—	—	—	35,698

BALANCE—July 22, 2003 (Predecessor)	—	506,998	—	—	—	506,998
Equity contribution from TD Holding - Stock option and deferred compensation costs incurred by TD Holding	—	1,033	—	—	—	1,033
Comprehensive loss:
Net loss	—	—	—	(2,788)	—	(2,788)
Other comprehensive loss	—	—	—	—	(103)	(103)

Comprehensive loss						(2,891)
Proceeds from exercise of stock options	—	69	—	—	—	69

BALANCE—September 30, 2003	—	508,100	—	(2,788)	(103)	505,209
Equity contributions from TD Holding:
Stock option and deferred compensation costs incurred by TD Holding (Note 11)	—	6,169	—	—	—	6,169
Income tax benefit from interest expense incurred by TD Holding (Note 13)	—	6,305	—	—	—	6,305
Comprehensive income:
Net income	—	—	—	29,610	—	29,610
Other comprehensive loss	—	—	—	—	(179)	(179)

Comprehensive income						29,431
Purchase of common stock	—	(520)	—	—	—	(520)
Proceeds from exercise of stock options	—	24	—	—	—	24

BALANCE—September 30, 2004	—	$520,078	$—	$26,822	$(282)	$546,618

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	(Predecessor)
			October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
OPERATING ACTIVITIES:
Net income (loss)	$29,610	$(2,788)	$(69,969)	$30,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory purchase accounting charge	18,471	12,038	855	—
Depreciation	7,978	1,358	5,410	7,198
Amortization of intangibles	10,325	1,975	945	6,294
Amortization/write-off of debt issue costs and note premium	3,791	672	9,829	4,146
Loss on repayment of senior subordinated notes	—	—	16,595	—
Interest deferral on Holdings PIK Notes	—	—	1,546	3,659
Non-cash stock option and deferred compensation costs	6,169	1,033	35,698	—
Changes in assets and liabilities, net of effects from Merger and acquisitions of businesses:
Trade accounts receivable	(5,134)	(658)	3,099	3,020
Inventories	(2,157)	1,603	(4,387)	(3,542)
Income taxes receivable and other assets	34,668	276	(62,841)	887
Accounts payable	(499)	(1,166)	(267)	2,524
Accrued and other liabilities	8,198	(30,206)	29,303	1,637

Net cash provided by (used in) operating activities	111,420	(15,863)	(34,184)	56,452

INVESTING ACTIVITIES:
Capital expenditures	(5,416)	(968)	(4,241)	(3,816)
Acquisition of Norco net assets	—	988	(53,026)	—
Acquisition of Avionic Instruments	(21,531)	—	—	—
Purchase of marketable securities	(94,675)	—	—	—
Sales and maturity of marketable securities	44,003
Other	—	—	—	(1,623)

Net cash (used in) provided by investing activities	(77,619)	20	(57,267)	(5,439)

FINANCING ACTIVITIES:
Borrowings under credit facility—net of fees	—	(1,462)	306,744	—
Proceeds from senior subordinated notes—net of fees	—	(1,563)	386,973	73,629
Proceeds from issuance of common stock and exercise of stock options	24	69	471,300	—
Repayment of amounts borrowed under credit facility	(2,209)	—	(200,793)	(84,820)
Payment of license obligation	(1,500)	—	(2,600)	(1,800)
Repayment/defeasance of senior subordinated notes, including premium	—	—	(216,595)	—
Repayment of Holdings PIK Notes	—	—	(32,802)	—
Redemption of preferred stock and warrant	—	—	(28,003)	—
Purchase of common stock	(520)	(959)	(599,725)	(37)
Payment of Merger costs incurred by stockholders of TD Holding	—	(1,545)	(2,049)	—

Net cash (used in) provided by financing activities	(4,205)	(5,460)	82,450	(13,028)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,596	(21,303)	(9,001)	37,985
CASH AND CASH EQUIVALENTS—Beginning of period	18,902	40,205	49,206	11,221

CASH AND CASH EQUIVALENTS—End of period	$48,498	$18,902	$40,205	$49,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45,530	$1,175	$31,998	$27,431

Net Cash (received) paid during the period for income taxes	$(32,933)	$(23)	$16,771	$15,684

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm, which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc. (“Marathon”), Adams Rite Aerospace, Inc., Champion Aerospace Inc. and Avionic Instruments, Inc. (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, batteries and chargers, and rods and locking devices used to hold open panels to allow access to engines for maintenance. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches and locking devices, and lavatory hardware and components.

Merger—On July 22, 2003, Holdings consummated a merger with TD Acquisition Corporation (“TD Acquisition”) pursuant to which TD Acquisition merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (the “Merger”). In connection with the Merger, TransDigm Inc. completed a tender offer for its outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”). Of the $200 million aggregate principal amount of outstanding Senior Subordinated Notes, a total of approximately $197.8 million aggregate principal amount of Senior Subordinated Notes were validly tendered and the remaining $2.2 million aggregate principal amount of Senior Subordinated Notes were defeased pursuant to the terms of the indenture governing the Senior Subordinated Notes (see Note 10). In addition, as a result of the consummation of the Merger, the outstanding balance under TransDigm Inc.’s then existing senior secured credit facility became due and was repaid in its entirety upon the closing of the Merger. The cash merger consideration of approximately $759.7 million paid to Holdings’ former common and preferred stockholders, holders of in-the-money stock options and the holder of the warrant to purchase Holdings’ common stock (including merger related expenses of approximately $29.1 million borne by the former stockholders of Holdings and excluding the $35.7 million fair value of stock options rolled over in connection with the Merger), acquisition fees and expenses of approximately $34.7 million and the repayment of substantially all of TransDigm Inc.’s then existing debt in connection with the consummation of the Merger was financed through: (1) an investment of $471.3 million in TD Holding Corporation (“TD Holding”) by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and certain other institutional investors which was contributed as equity to TD Acquisition which then contributed such proceeds as equity to TD Funding Corporation which merged with and into TransDigm Inc. in connection with the Merger, (2) $295.0 million of borrowings under a new secured term loan facility, (3) $400.0 million of gross proceeds from the issuance by TransDigm Inc. of new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Senior Subordinated Notes”) and (4) the use of existing cash balances. Following the Merger, Warburg Pincus, through its direct and indirect ownership, owns a majority of the outstanding common stock of TD Holding. The new 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of TransDigm’s existing domestic subsidiaries.

The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. $673.4 million of the $800.0 million of goodwill recorded in connection with the Merger will not be deductible for income tax purposes.

The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
Current assets	$218,861
Property, plant and equipment	60,732
Goodwill	799,983
Other intangible assets	238,516
Other assets	27,732

Total assets	1,345,824

Liabilities:
Current liabilities	82,100
Long-term debt	692,788
Deferred income taxes	60,472
Other liabilities	3,466

Total liabilities	838,826

TD Holding investment in Holdings	$506,998

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger and the Norco Acquisition (see Note 2) had occurred on the first day of each period presented (in thousands):

	Predecessor
	October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Net sales	$248,865	$272,701
Operating income (loss)	(125,948)	42,668
Net loss	(106,800)	(6,028)

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions was sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value in accounting for the Merger, (iv) additional compensation expense that resulted from the new stock option plan (see Note 14) and the deferred compensation plans of TD Holding established in conjunction with the Merger (see Note 11) that cover certain management personnel of the Company, and (v) additional interest expense that resulted from the Company’s increased indebtedness resulting from the transactions. The pro forma results of operations for the year ended September 30, 2003 exclude the Merger charge discussed below. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

The Company’s results of operations for the period ended July 22, 2003 included a one-time charge of $176.0 million ($111.8 million after tax) that was recorded as a result of the Merger and consisted primarily of the following (in thousands):

Compensation costs recognized for stock options redeemed and rolled over in connection with the Merger	$137,538
Premium paid to redeem the 10 3/8% Senior Subordinated Notes	16,595
Write-off of debt issue costs associated with the 10 3/8% Senior Subordinated Notes	9,459
Investment banker fees	8,220
Other fees and expenses	4,191

Total Merger charge	$176,003

Separate Financial Statements—Separate financial statements of TransDigm are not presented since the 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by Holdings and all existing domestic subsidiaries of TransDigm and since Holdings has no significant operations or assets separate from its investment in TransDigm.

2.	ACQUISITIONS

Avionic Instruments—On July 9, 2004, TransDigm acquired all of the outstanding capital stock of Avionic Instruments, Inc. (“Avionic Instruments”) and DAC Realty Corp. (“DAC”) for approximately $21.5 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as many corporate and military aircraft. DAC is a realty company that holds the real property for Avionic Instruments. The primary reason for the acquisition was Avionic Instruments proprietary products, market position and aftermarket content fit well with the Company’s overall business and strategic direction. In addition, the acquisition significantly enhances the Company’s existing market position in aerospace power conversion devices.

The purchase price consideration of $21.5 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired company (which were not material through September 30, 2004) in its consolidated financial statements from the effective date of the acquisition (July 9, 2004). The Company is in the process of obtaining third party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to adjustment.

Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the year ended September 30, 2004, are not significant and, accordingly, are not provided.

Norco—On February 24, 2003, Marathon acquired certain assets and assumed certain liabilities of the Norco, Inc. (“Norco”) business from TransTechnology Corporation for $51.0 million in cash (the “Norco Acquisition”). In addition, the Company was required to pay approximately $1.0 million of asset transfer tax payments in accordance with the purchase agreement and, during August 2003, a $1.1 million purchase price adjustment was received from TransTechnology Corporation (excluding related fees and expenses of $0.1 million) based on a final determination of working capital as of the closing of the Norco Acquisition.

Norco is a leading aerospace component manufacturer of proprietary engine hold open mechanisms and specialty connecting devices. The primary reasons for the Norco Acquisition were Norco’s proprietary aerospace components, significant aftermarket sales and large share of niche markets which are consistent with the Company’s overall business and strategic direction. In addition, as a result of the Norco Acquisition, Marathon reduced the combined operating costs through the relocation of the Norco manufacturing process into its existing Waco, Texas facility. During the fourth quarter of fiscal 2003, the Company relocated Norco’s manufacturing operations from Norco’s former facility in Connecticut to Marathon’s Waco, Texas facility. In connection with this relocation, Norco’s lease at its Connecticut facility was cancelled.

The initial purchase price consideration of $51.0 million in cash, $1.0 million of asset transfer tax payments and $1.0 million of costs associated with the Norco Acquisition were funded through the use of $28.2 million of the Company’s existing cash balances and $24.8 million (net of fees of $0.2 million) of borrowings under its previous senior secured credit facility (the “Old Credit Facility”). All amounts outstanding under the Old Credit Facility were repaid in connection with the consummation of the Merger (see Note 1).

The Company accounted for the Norco Acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. Substantially all of the goodwill recognized in accounting for the Norco Acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed in connection with the Norco Acquisition (in thousands):

Current assets	$8,487
Property, plant and equipment	834
Goodwill	27,981
Other intangible assets	17,137

Total assets acquired	54,439
Total liabilities assumed—current liabilities	2,401

Net assets acquired	$52,038

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the accounts of Holdings and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Since the date of the Merger (see Note 1), the accompanying consolidated financial statements include fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, the accompanying consolidated financial statements as of dates and for periods prior to the consummation of the Merger are labeled as “Predecessor” financial statements.

Revenue Recognition and Related Allowances—The Company recognizes substantially all revenue based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Shipping and handling costs are included in cost of goods sold. Provisions for estimated returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Research and Development Costs—The Company expenses research and development costs as incurred. The cost recognized for research and development costs for the year ended September 30, 2004, the periods ended September 30, 2003 and July 22, 2003 and the year ended September 30, 2002 was approximately $2.2 million, $0.3 million, $1.5 million and $2.1 million, respectively.

Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities—Marketable securities consist of U.S. Treasury Notes, U.S. Government Agency mortgage-backed obligations, corporate bonds and asset backed securities. The Company accounts for its marketable securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are charged or credited to a separate component of stockholders’ equity (“accumulated other comprehensive loss”).

The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2004, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders’ equity (“accumulated other comprehensive loss”). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

Allowance for Uncollectible Accounts—The Company reserves for amounts determined to be uncollectible based on specific identification and historical experience. The allowance also incorporates a provision for the estimated impact of disputes with customers. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for doubtful accounts could increase or decrease.

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 10 to 30 years, machinery and equipment from 3 to 10 years and furniture and fixtures from 3 to 10 years.

The Company assesses the potential impairment of its property by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset.

Debt Issue Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the interest method over the terms of the respective obligations/securities.

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the Merger and other acquisitions (trademarks, trade names, a license agreement, patented and unpatented technology, trade secrets and order backlog) and goodwill. Prior to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on October 1, 2002, all intangible assets were amortized on a straight-line basis over their respective estimated useful lives ranging from 5 to 40 years. Under the provisions of SFAS No. 142, amortization of goodwill and intangible assets that have indefinite useful lives ceased effective October 1, 2002. Amortization of such assets was replaced with the requirement to test them for impairment upon adoption of SFAS 142 and at least annually thereafter. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit. The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses. Previously, the Company assessed the potential impairment of all of its intangible assets by determining whether their carrying values could be recovered through projected, undiscounted cash flows from future operations over their remaining, estimated useful lives. The Company’s initial impairment test of goodwill and intangible assets that have indefinite useful lives was performed as of October 1, 2002 and its annual impairment test is performed as of its fiscal year end.

The Company assesses the recoverability of its amortizable intangible assets by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted, cash flows from future operations.

Stock Option and Deferred Compensation Plans—Prior to the Merger, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No.25”) and related interpretations in accounting for its stock option plans. No compensation cost was recognized for Holdings’ stock option plans because the exercise price of the options issued equaled the fair value of the common stock on the grant date. In connection with the Merger, Holdings’ outstanding stock options were either cancelled in return for cash consideration or exchanged for stock options of TD Holding and an interest in a deferred compensation plan of TD Holding. Additional stock options of TD Holding and interests in a second deferred compensation plan of TD Holding were also issued to management personnel of the Company in conjunction with the Merger.

Effective with the consummation of the Merger and the issuance of the TD Holding stock options described above, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of compensation expense under a stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Because the stock options and deferred compensation plan interests issued to Company employees in conjunction with, or subsequent to, the Merger relate to stock option and deferred compensation plans of TD Holding, the cost of the arrangements is pushed-down and recognized as expense of the Company and capital contributions from TD Holding in the accompanying financial statements for the year ended September 30, 2004 and the period July 23, 2003 through September 30, 2003.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred taxes are recorded for the difference between the book and tax basis of various assets and liabilities. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized.

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in shareholders’ equity/(deficiency) from transactions and other events and circumstances resulting from non-shareholder sources. The Company’s accumulated other comprehensive loss, consisting principally of its minimum pension liability adjustment, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity/(deficiency), net of taxes of $131,000, $68,000, $101,000, and $103,000 for the year ended September 30, 2004, the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 and the year ended September 30, 2002, respectively.

Segment Reporting—The Company’s principal business, aircraft component supplier, is reported as one segment. Substantially all of the Company’s operations are located within the United States.

Reclassifications—Certain reclassifications have been made to the accompanying fiscal 2003 and 2002 consolidated financial statements and footnote disclosures to conform to the classifications used for the year ended September 30, 2004.

4.	MARKETABLE SECURITIES

Marketable securities at September 30, 2004 consist of the following (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$19,212	$15	$13	$19,214
U.S. Government Agency mortgage- backed securities	11,055	13	20	11,048
Corporate bonds	8,689	3	71	8,621
Asset backed securities	11,715	24	21	11,718

Total	$50,671	$55	$125	$50,601

Proceeds from the sale/maturity of marketable securities were $44.0 million during the year ended September 30, 2004. Gross realized gains and losses for the year ended September 30, 2004 were immaterial.

The net carrying values of debt securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Available-for-Sale	Cost	Fair Value
Due in one year or less	$19,496	$19,470
Due after one year through three years	10,758	10,727
Due after three years	9,362	9,356

	39,616	39,553
Mortgage-backed securities	11,055	11,048

Total	$50,671	$50,601

5.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. The major customers for Power System Components include commercial and defense aftermarket end users of engines and auxiliary power units (“APUs”), engine and APU original equipment manufacturers (“OEMs”), and regional and business jet OEMs and end users. The major customers for Airframe System Components include commercial and defense aftermarket end users, commercial transport OEMs, and regional and business jet OEMs and end users.

Information concerning the Company’s net sales by its major system component categories is as follows for the periods indicated below (in thousands):

			Predecessor
	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Power System Components	$208,595	$34,231	$145,733	$156,222
Airframe System Components	92,108	17,852	95,452	92,580

Total	$300,703	$52,083	$241,185	$248,802

For the period ended September 30, 2004, three customers accounted for approximately 13%, 12% and 9% of the Company’s net sales, respectively. For the period ended September 30, 2003, one customer accounted for approximately 13% and two customers each accounted for approximately 8% of the Company’s net sales. For the period ended July 22, 2003, three customers represented approximately 14%, 12% and 10% of the Company’s net sales, respectively. For the year ended September 30, 2002, three customers each accounted for approximately 11% of the Company’s net sales. Export sales to customers, primarily in Western Europe, Canada and Asia, were $69.9 million during fiscal 2004, $14.0 million during the period ended September 30, 2003, $73.8 million during the period ended July 22, 2003, and $59.4 million in fiscal 2002. The decrease in export sales during fiscal 2004 was primarily due to non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2004	2003
Due from U.S. government or prime contractors under U.S. government programs	$7,488	$5,612
Commercial customers	37,865	32,337
Allowance for uncollectible accounts	(864)	(1,240)

Trade accounts receivable—net	$44,489	$36,709

Approximately 31% of the Company’s trade accounts receivable at September 30, 2004 was due from four customers. In addition, approximately 24% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

6.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2004	2003
Work-in-progress and finished goods (1)	$36,728	$49,915
Raw materials and purchased component parts	34,314	34,512

Total	71,042	84,427
Reserve for excess and obsolete inventory	(6,657)	(7,041)

Inventories—net	$64,385	$77,386

(1)	The balance at September 30, 2003 includes an $18.1 million fair value adjustment recorded in conjunction with the Merger (see Note 1).

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2004	2003
Land and improvements	$8,886	$8,186
Buildings and improvements	22,388	19,833
Machinery, equipment and other	36,459	31,960
Construction in progress	2,398	1,700

Total	70,131	61,679
Accumulated depreciation	(9,314)	(1,337)

Property, plant and equipment—net	$60,817	$60,342

8.	INTANGIBLE ASSETS

As discussed in Note 3, the Company adopted SFAS No. 142 as of October 1, 2002, which requires that goodwill and intangible assets that have an indefinite life be tested for impairment annually rather than be subject to amortization. Accordingly, no goodwill amortization was recorded for the periods subsequent to October 1, 2002. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2004 and 2003 and determined that no impairment had occurred.

Intangibles assets subject to amortization consisted of the following at September 30 (in thousands):

	2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$4,363	$80,823
License agreement	9,468	625	8,843
Trade secrets	11,772	623	11,149
Patented technology	1,345	209	1,136
Order backlog	7,630	6,480	1,150

Total	$115,401	$12,300	$103,101

	2003
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$662	$81,371
License agreement	10,687	101	10,586
Trade secrets	11,772	97	11,675
Patented technology	1,345	15	1,330
Order backlog	6,480	1,100	5,380

Total	$112,317	$1,975	$110,342

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $125.5 million at September 30, 2004 and September 30, 2003.

Intangible assets acquired during the year ended September 30, 2004 were as follows (in thousands):

	Year Ended September 30, 2004
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$12,477	None

Intangible assets subject to amortization:
Unpatented technology	2,452	20 years
Order backlog	1,150	1 year

	3,602	14 years

Total	$16,079

The changes in the carrying amount of goodwill for the periods October 1, 2002 through July 22, 2003, the period July 23, 2003 through September 30, 2003 and the fiscal year ended September 30, 2004 were as follows (in thousands):

Balance as of October 1, 2002 (Predecessor)	$158,453
Goodwill acquired during the period (Note 2)	27,981
Other	(14)

Balance as of July 22, 2003 (Predecessor)	186,420
Additional goodwill recognized in accounting for the Merger (Note 1)	621,294

Balance as of September 30, 2003	807,714
Goodwill acquired during the period (Note 2)	12,477
Reduction in goodwill recognized in accounting for the Merger (Note 1)	(7,731)

Balance as of September 30, 2004	$812,460

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense (excluding the amortization of goodwill in 2002):
Year ended September 30, 2004	$10,325
Period ended September 30, 2003	1,975
Period ended July 22, 2003 (Predecessor)	945
Year ended September 30, 2002 (Predecessor)	1,359

Estimated Amortization Expense: Years Ending September 30,
2005	$6,351
2006	5,143
2007	5,143
2008	5,143
2009	5,028

A reconciliation of the net income reported by the Company for the year ended September 30, 2002 to the net income which would have been reported had the provisions of SFAS No. 142 been applied at the beginning of fiscal 2002 is as follows (in thousands):

Predecessor 2002
Reported net income	$30,629
Add back goodwill amortization (net of income taxes of $1,164 in 2002)	3,771

Adjusted net income	$34,400

9.	ACCRUED LIABILITIES

Summary—Accrued liabilities consist of the following at September 30 (in thousands):

	2004	2003
Interest	$7,844	$7,683
Compensation and related benefits	6,533	7,127
Estimated losses on uncompleted contracts	3,450	5,433
Product warranties	2,829	3,070
Sales returns and rebates	881	1,525
Professional services	1,573	1,168
Other	1,690	3,619

Total	$24,800	$29,625

Product Warranties—The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	Predecessor October 1, 2002 Through July 22, 2003

Liability balance at beginning of period	$3,070	$2,738	$2,356
Product warranty provision	1,350	758	1,455
Warranty costs incurred	(1,957)	(426)	(1,073)
Avionic Instruments acquisition	366	—	—

Liability balance at end of period	$2,829	$3,070	$2,738

10.	DEBT

Summary—The Company’s long-term debt consists of the following at September 30 (in thousands):

	2004	2003
Term loans	$292,791	$295,000
8 3/8% Senior Subordinated Notes due 2011	400,000	400,000

Total debt	692,791	695,000
Current maturities (Note 12)	(2,943)	(2,950)

Long-term portion	$689,848	$692,050

Revolving Credit Facility and Term Loans—In connection with the Merger (see Note 1), all of TransDigm Inc.’s borrowings (term loans) under the Old Credit Facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At September 30, 2004, the Company had a $0.5 million letter of credit outstanding and $99.5 million of borrowings available under the Amended and Restated Senior Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Amended and Restated Senior Credit Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods selected by TransDigm, in each case, plus an applicable margin percentage. The applicable margin percentage for fiscal 2004 is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. After fiscal 2004, the applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals. The weighted average interest rate on outstanding borrowings under the Amended and Restated Senior Credit Facility at September 30, 2004 was 3.94%.

The Amended and Restated Senior Credit Facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and 50% of excess cash flow (as defined in the credit facility) over a predetermined amount defined in the credit facility. The first fiscal year for which excess cash flow may be calculated is the fiscal year ending September 30, 2006.

All obligations under the Amended and Restated Senior Credit Facility are guaranteed by Holdings and each of the domestic subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Amended and Restated Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in all of the assets (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, payment of dividends, repurchase of capital stock, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to fixed charge coverage, interest coverage and leverage. The Company was in compliance with all financial covenants of the Amended and Restated Senior Credit Facility as of September 30, 2004. The Company’s scheduled term loan principal repayments are $2.94 million annually in fiscal years 2004 through 2009 and $278.08 million in fiscal year 2010.

Senior Subordinated Notes—In connection with the Merger (see Note 1), all of TransDigm’s 10 3/8% Senior Subordinated Notes were either repaid or defeased and $400 million of new 8 3/8% Senior Subordinated Notes due July 15, 2011 (the “Notes”) were issued to assist in financing the Merger. The Notes are unsecured obligations of TransDigm ranking subordinate to TransDigm’s senior debt, as defined in the indenture governing the Notes. Interest under the Notes is payable semi-annually.

The Notes are redeemable by TransDigm after July 15, 2006, in whole or in part, at specified redemption prices, which decline from 106.281% to 100% over the remaining term of the Notes. Prior to July 15, 2006, TransDigm may redeem specified percentages of the Notes from the proceeds of equity offerings at a redemption price of 108.375%. If a change in control of the

Company occurs, the holders of the Notes will have the right to demand that TransDigm redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. The Notes contain many of the same restrictive covenants included in the Amended and Restated Senior Credit Facility. The Company was in compliance with all financial covenants of the Notes as of September 30, 2004.

The approximate $2.2 million of 10 3/8% Senior Subordinated Notes not repaid in connection with the Merger were defeased by the Company on July 22, 2003 by depositing sufficient cash with the trustee to enable the trustee to repay the notes on December 1, 2003, the first date on which the 10 3/8% Senior Subordinated Notes could be redeemed. Because the Company had not been legally released from being the primary obligor under the defeased notes as of September 30, 2003, the defeased notes were not considered extinguished by the Company until they were repaid in December 2003 and were included in the current portion of long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2003 (see Note 12). The cash deposited with the trustee that was required to be used for the repayment of the defeased notes was included in prepaid expenses and other current assets in the accompanying September 30, 2003 consolidated balance sheet.

11.	RETIREMENT PLANS

Defined Benefit Pension Plans—The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

The Company uses a September 30th measurement date for its defined benefit pension plans.

Obligations and funded status for the defined benefit plans is provided below (in thousands):

	Years Ended September 30,
	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$6,562	$5,976
Service cost	78	86
Interest cost	380	369
Benefits paid	(372)	(381)
Actuarial losses	249	512

Benefit obligation, end of year	$6,897	$6,562

	Years Ended September 30,
	2004	2003
Change in plan assets:
Fair value of plan assets, beginning of year	$5,080	$4,919
Actual return on plan assets	213	227
Employer contribution	382	315
Benefits paid	(372)	(381)

Fair value of plan assets, end of year	$5,303	$5,080

	2004	2003
Funded status at September 30:
Funded status	$(1,594)	$(1,482)
Unamortized actuarial losses	439	174

Net amount recognized	$(1,155)	$(1,308)

	2004	2003
Amounts recognized in the consolidated balance sheets at September 30 consist of:
Accrued liabilities	$(572)	$(367)
Other non-current liabilities (Note 12)	(1,022)	(1,115)
Accumulated other comprehensive loss	439	174

Net amount recognized	$(1,155)	$(1,308)

The Company’s accumulated benefit obligation for its defined benefit pension plans was $6.9 million and $6.6 million as of September 30, 2004 and 2003, respectively.

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	Predecessor
			October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Components of net periodic benefit cost:
Service cost	$78	$14	$72	$82
Interest cost	380	63	306	379
Expected return on plan assets	(252)	(42)	(243)	(271)
Net amortization and deferral	33	5	116	91

Net periodic pension cost	$239	$40	$251	$281

	September 30,
	2004	2003	2002
Weighted-average assumptions as of September 30:
Discount rate	5.75%	5.75%	6.50%
Expected return on plan assets	5.00%	5.00%	6.00%

The plans’ assets consist of guaranteed investment contracts with an insurance company. It is the objective of the plan sponsor to ensure that the assets of the plans are prudently invested to preserve capital and provide necessary liquidity, while maximizing earnings. The Company’s expected return on plan assets is based on the return of the guaranteed investment contracts.

Contributions: The Company expects to contribute $0.6 million to its pension plans in fiscal 2005.

Estimated Future Benefit Payments:

The following pension plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Years Ending September 30,
2005	$435
2006	438
2007	431
2008	431
2009	431
2010-2014	2,329

Defined Contribution Plans—The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the year ended September 30, 2004, the periods ended September 30, 2003 and July 22, 2003 and the year ended September 30, 2002 was approximately $1.8 million, $0.3 million, $1.6 million and $1.8 million, respectively.

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options (see Notes 1 and 3). Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan totaling $18.1 million were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five- year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $6.2 million for the year ended September 30, 2004 and $0.9 million for the period ended September 30, 2003, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

12.	OTHER LIABILITIES

Current Portion of Long-Term Liabilities—The current portion of long-term liabilities consists of the following at September 30 (in thousands):

	2004	2003
Current portion of long-term debt (Note 10)	$2,943	$2,950
Defeased debt, including related accrued interest and prepayment premium (Note 10)	—	2,484
Current portion of license agreement obligation	1,488	2,200

Current portion of long-term liabilities	$4,431	$7,634

Other Non-Current Liabilities—Other non-current liabilities consist of the following at September 30 (in thousands):

	2004	2003
Obligation under license agreement (net of imputed interest of $12 in fiscal 2004 and $227 in fiscal 2003)	$1,488	$4,173
Accrued pension costs (Note 11)	1,022	1,115
Other	1,817	1,829

Total	4,327	7,117
Current portion of license agreement obligation	(1,488)	(2,200)

Other non-current liabilities	$2,839,	$4,917

The license agreement obligation is non-interest bearing and is due in fiscal 2005. The obligation has been recorded at its present value using an imputed interest rate of 5%.

13.	INCOME TAXES

Prior to the Merger, the Company filed its own consolidated federal income tax return. For periods subsequent to the Merger, the Company files a consolidated federal income tax return with TD Holding. Accordingly, Holdings, TransDigm and its subsidiaries have entered into a tax sharing agreement with TD Holding under which each company’s federal income tax liability for any period will equal the lesser of (1) each company’s U.S. federal income taxes that would be payable by such company had the company filed a separate income tax return for that fiscal year based on the company’s separate taxable income; or (2) the product of (a) the affiliated group of corporations consisting of TD Holding, as the common parent, and each company’s actual consolidated U.S. federal tax liability for such fiscal year and (b) a fraction, the numerator of which is such company’s separate tax return liability for that fiscal year and the denominator of which is the sum of each company’s separate tax return liability for that fiscal year. Because TD Holding has no operations or assets other than its investment in Holdings, TD Holding is expected to generate an annual tax loss, resulting from interest expense on the unsecured debt TD Holding incurred to finance its investment in Holdings. As the tax benefits from these losses reduce the federal income tax liability of the Company under the provisions of the tax sharing agreement, they are recorded as an equity contribution to the Company from TD Holding. For the year ended September 30, 2004, the Company recorded $6.3 million of equity contributions from TD Holding relating to the tax sharing agreement.

The Company’s income tax provision (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	Predecessor
			October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Current	$9,318	$285	$(20,308)	$14,904
Deferred	(6,298)	(3,494)	(5,990)	1,433
Net operating loss and tax credit carryforwards	13,413	934	(14,403)	467

Total	$16,433	$(2,275)	$(40,701)	$16,804

The differences between the income tax provision (benefit) at the federal statutory income tax rate and the tax provision (benefit) shown in the accompanying consolidated statements of operations for the periods shown below are as follows (in thousands):

	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	Predecessor
			October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Tax at statutory rate of 35%	$16,115	$(1,772)	$(38,735)	$16,601
State and local income taxes	1,617	(228)	(5,379)	1,910
Nondeductible Merger expenses	—	—	4,236	—
Nondeductible goodwill amortization and interest expense	—	—	24	790
Research and development credits	(375)	(225)	(300)	(1,272)
Benefit from foreign sales	(1,080)	(128)	(1,207)	(934)
Other—net	156	78	660	(291)

Income tax provision (benefit)	$16,433	$(2,275)	$(40,701)	$16,804

The components of the deferred taxes at September 30 consist of the following (in thousands):

	2004	2003
CURRENT ASSET (LIABILITY):
Net operating loss and tax credit carryforwards—federal and state income taxes	$2,682	$6,269
Estimated losses on uncompleted contracts	1,375	2,119
Inventory	1,670	(4,974)
Employee benefits	1,699	1,711
Sales returns and repairs	1,308	1,616
Other accrued liabilities	1,358	1,436

Total	$10,092	$8,177

NON-CURRENT ASSET (LIABILITY):
Intangible assets	$(79,325)	$(76,528)
Employee compensation and other accrued obligations	17,658	15,433
Property, plant and equipment	(9,670)	(10,503)
Transaction costs	2,433	—
Net operating loss and tax credit carryforwards—federal, state and local income taxes	4,009	7,984
Valuation allowance	(750)	(750)

Total	$(65,645)	$(64,364)

The Company’s net operating loss carryforwards as of September 30, 2004 expire as follows (in thousands):

Fiscal Year of Expiration	Federal	State	Local
2008	$—	$—	$71,900
2013	—	12,758	—
2023	—	33,776	—

14.	CAPITAL STOCK, WARRANT, AND OPTIONS

Common Stock—Authorized common stock of Holdings consists of 900,000 shares of common stock (voting), par value $.01 per share. The total number of shares of voting common stock of Holdings outstanding at both September 30, 2004 and 2003 was 100. In conjunction with the Merger (see Note 1), previously authorized, but unissued, shares of Class A (non-voting) common stock, par value $.01 per share were cancelled. TD Holding owned all of Holdings’ outstanding shares at both September 30, 2004 and 2003

Under certain circumstances, management personnel of the Company who own shares of TD Holding common stock or vested interests in options to purchase shares of TD Holding common stock have put rights and TD Holding has call rights if their employment with the Company is terminated. The funds necessary to satisfy a properly executed put or call right are expected to be transferred to TD Holding by the Company, if permitted under restrictions regarding the repurchase of capital stock contained in TransDigm’s long-term debt agreements (see Note 10). Under TD Holding’s Management Stockholders’ Agreement, if TD Holding is unable to access sufficient funds to enable it to repurchase the stock, TD Holding will not make such purchase until all prohibitions lapse, and will then pay such management shareholder, in addition to the repurchase price, a specified rate of interest on the repurchase price.

Common Stock Options Issued by TD Holding—In conjunction with the Merger, certain executives and key employees of the Company were granted stock options under stock option plans of TD Holding. In addition to the stock options issued under the plans covering the Company’s employees, a member of the Company’s board of directors has also been granted stock options of TD Holding. TD Holding has reserved 61,210 shares of its common stock for issuance to the Company’s employees under the plans, 51,920 of which had been issued as of September 30, 2004. The options generally vest upon: (1) the achievement of certain earnings targets, (2) a change in the control of TD Holding, or (3) certain specified dates in the option agreements. Unless terminated earlier, the options expire ten years from the date of grant.

The Company accounts for the TD Holding stock option activity in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and, accordingly, measures compensation expense under the plans based on the estimated fair value of the awards on the grant dates and amortize the expense over the options’ vesting periods. The fair value of the option awards is determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 2.5%, expected option life equal to five years and no expected volatility or dividend yield.

Option activity was as follows during the fiscal year ended September 30, 2004 and the period from July 23, 2003 through September 30, 2003:

	Year Ended September 30, 2004		July 23, 2003 Through September 30, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	48,869	$702	—	$—
Granted in exchange for rollover stock options (Note 1)	—	—	25,870	307
Granted following closing of Merger	1,400	1,000	26,433	1,000
Exercised / cancelled	(2,030)	535	(3,434)	20

Outstanding at end of period	48,239	718	48,869	702

Exercisable at end of period	26,915	494	25,301	424

During the fiscal year ended September 30, 2004 and the period from July 23, 2003 through September 30, 2003, the fair value of each option granted was $139 and $118, respectively. Non-cash stock option compensation expense recognized during these periods was $0.6 and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2004:

Exercise Price	Options Outstanding
	Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Number Exercisable
$ 67.27	184	5.25	184
112.67	633	5.25	633
118.72	1,739	5.25	1,739
349.79	4,160	5.25	4,160
353.07	1,986	5.25	1,986
355.84	6,036	5.25	6,036
356.07	1,487	5.25	1,487
396.88	1,252	5.83	1,252
470.87	642	6.57	642
501.14	2,622	7.59	2,622
507.42	134	7.80	134
867.75	431	8.15	431
1,000.00	26,933	8.86	5,609

	48,239		26,915

At September 30, 2004, 9,290 remaining options were available for award under TD Holding’s stock option plan.

Common Stock Options Issued by Holdings—Prior to the Merger, Holdings granted options to purchase common stock to certain employees of TransDigm. Such options generally vested upon the passage of time and/or Holdings’ attainment of certain financial targets, including a “change in control,” if any, on or prior to September 30, 2003, pursuant to which certain investor return targets were satisfied. These investor return targets were satisfied in connection with the Merger and all unvested stock options became vested. In addition, in conjunction with the Merger, all of Holdings’ stock options were either cancelled in return for cash consideration or exchanged for stock options of TD Holding and an interest in a rollover deferred compensation plan of TD Holding.

A summary of the status of Holdings’ stock option plans for the period October 1, 2002 through July 22, 2003 and the year ended September 30, 2002 is presented below:

	Predecessor
	October 1, 2002 Through July 22, 2003		Year Ended September 30, 2002
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	31,706	$698	30,781	$668
Granted	400	2,580	1,975	1,490
Exercised/cancelled	(32,106)	722	(1,050)	1,307

Outstanding at end of period	—	—	31,706	698

Exercisable at end of period	—	—	21,475	481

The Company applied APB No. 25 and related interpretations in accounting for stock options that were outstanding prior to the Merger. No compensation cost was recognized for such stock options prior to the Merger because the exercise price of the options equaled the fair value of the common stock on the grant date. The exchange of stock options for cash consideration, stock options of TD Holding and an interest in a rollover TD Holding deferred compensation plan in conjunction with the Merger resulted in the recognition of $137.5 million of compensation expense under the provisions of APB No. 25 during the period ended July 22, 2003. Had compensation cost for Holdings’ stock option plan been determined based on the fair value of awards granted under such plans consistent with the method specified in SFAS No. 123, the Company’s net income (loss) for the period ended October 1, 2002 through July 22, 2003 and the year ended September 30, 2002 would have been different. Information concerning reported and pro forma stock-based employee compensation costs and net income (loss) is provided below to illustrate the difference between accounting for the stock options issued prior to the Merger under APB No. 25 rather than SFAS 123 (in thousands):

	Predecessor
	October 1, 2002 Through July 22, 2003	Year Ended September 30, 2002
Net income (loss) reported	$(69,969)	$30,629
Stock-based employee compensation cost (net of income taxes) if fair value based method had been used	(493)	(523)

Pro forma net income (loss) as if the fair value based method had been used	$(70,462)	$30,106

The weighted average fair values of options granted during the period ended July 22, 2003 and the year ended September 30, 2002 were $696 and $351, respectively. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 3.5% to 4.5%, expected life of approximately seven years, and expected volatility and dividend yield of 0%.

Warrant to Purchase Common Stock—At September 30, 2002, a warrant to purchase 1,381.87 shares of Holdings’ common stock was outstanding. The warrant was issued in connection with the acquisition of Champion Aerospace Inc. in fiscal 2001 and was recorded at its estimated fair value at the date of issuance. The warrant was exercised in connection with the Merger at an exercise price of $.01 per share and the related common stock was cancelled in exchange for cash consideration of approximately $6.9 million.

Cumulative Redeemable Preferred Stock—At September 30, 2002, the authorized preferred stock of Holdings consisted of 75,000 shares of 16% cumulative redeemable preferred stock with a par value of $.01 per share. As of September 30, 2002, 17,496 shares of the preferred stock were issued and outstanding. Preferred stock issued by Holdings had a stated liquidation preference of $1,000 per share. Dividends accrued and accumulated at 16% per annum, based on the liquidation preference amount, and were payable semi-annually in cash or delivery of additional shares of preferred stock. The recorded value of the preferred stock at September 30, 2002 included $0.9 million of accrued dividends that were paid-in-kind, and was net of remaining, unamortized original issuance discount and issuance costs of $2.3 million. The preferred stock was cancelled in connection with the Merger in exchange for cash consideration of approximately $21.1 million.

15.	LEASES

TransDigm leases office space for its corporate headquarters and two of its divisions. TransDigm also leases a manufacturing facility. The office space leases require rental payments ranging from approximately $0.1 million to $0.3 million per year through fiscal 2011. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The facility lease requires annual rental payments ranging from approximately $0.7 million to $0.8 million through January 2013. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $1.4 million for the year ended September 30, 2004, $0.5 million during the period from July 23, 2003 through September 30, 2003, $1.2 million during the period from October 1, 2002 through July 22, 2003 and $1.3 million for the year ended September 30, 2002. Future, minimum rental commitments at September 30, 2004 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $1.5 million in fiscal 2005, $1.5 million in fiscal 2006, $1.3 million in fiscal 2007, $0.9 million in fiscal 2008, $0.9 million in fiscal 2009, and $2.8 million thereafter.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, marketable securities (see Note 4), accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The estimated fair value of the Company’s 8 3/8% Senior Subordinated Notes approximated $426.0 million at September 30, 2004 based upon the quoted market prices.

17.	CONTINGENCIES

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

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 27, 2003	Second Quarter Ended March 27, 2004	Third Quarter Ended June 26, 2004	Fourth Quarter Ended September 30, 2004
	(In Thousands)
Year Ended September 30, 2004
Net sales	$67,682	$71,903	$76,348	$84,770
Gross profit	16,063	37,637	39,811	42,994
Net income (loss)	(4,020)	9,245	11,243	13,142

	Predecessor				July 23, 2003 Through September 30, 2003
	First Quarter Ended December 28, 2002	Second Quarter Ended March 29, 2003	Third Quarter Ended June 28, 2003	June 29, 2003 Through July 22, 2003
	(In Thousands)
Year Ended September 30, 2003
Net sales	$69,805	$79,616	$75,751	$16,013	$52,083
Gross profit	34,310	36,925	36,502	6,932	11,684
Net income (loss)	12,118	13,668	14,073	(109,828)	(2,788)

19.	NEW ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the fourth quarter of fiscal 2005 and expects it will not have a material effect on the Company’s consolidated financial position or results of operations.

During the quarter ended December 27, 2003, the Company implemented the provisions of the FASB’s Emerging Issues Task Force Abstract No 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria for determining how to account for multiple-deliverable revenue arrangements. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB also issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, which expands the disclosure requirements regarding plan assets and benefit obligations for the Company’s two defined benefit pension plans. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

20.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes (see Note 10) are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the 8 3/8% Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its Amended and Restated Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2004 and September 30, 2003 and its statements of operations and cash flows for the fiscal year ended September 30, 2004 and the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 (Predecessor) and the year ended September 30, 2002 (Predecessor).

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$50,148	$(1,650)	$—	$48,498
Marketable securities	—	50,601	—	—	50,601
Trade accounts receivable—Net	—	17,508	26,981	—	44,489
Inventories	—	19,690	44,695	—	64,385
Deferred income taxes	—	10,092	—	—	10,092
Prepaid expenses and other	—	1,283	568	—	1,851

Total current assets	—	149,322	70,594	—	219,916
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	549,688	1,964,550	656,196	(3,170,434)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	22,185	38,632	—	60,817
GOODWILL	—	404,277	408,183	—	812,460
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS—Net	—	36,721	66,380	—	103,101
DEBT ISSUE COSTS—Net	—	23,148	—	—	23,148
OTHER	—	710	—	—	710

TOTAL ASSETS	$549,688	$2,653,910	$1,312,485	$(3,170,434)	$1,345,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,431	$—	$—	$4,431
Accounts payable	—	6,199	5,269	—	11,468
Accrued liabilities	—	17,079	7,721	—	24,800

Total current liabilities	—	27,709	12,990	—	40,699
LONG-TERM DEBT—Less current portion	—	689,848	—	—	689,848
DEFERRED INCOME TAXES	—	65,645	—	—	65,645
OTHER NON-CURRENT LIABILITIES	—	1,732	1,107	—	2,839

Total liabilities	—	784,934	14,097	—	799,031

STOCKHOLDERS’ EQUITY	549,688	1,868,976	1,298,388	(3,170,434)	546,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$549,688	$2,653,910	$1,312,485	$(3,170,434)	$1,345,649

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$19,352	$(450)	$—	$18,902
Trade accounts receivable—Net	—	14,520	22,189	—	36,709
Income taxes receivable	36,703	—	—	—	36,703
Inventories	—	26,337	51,049	—	77,386
Deferred income taxes	—	8,177	—	—	8,177
Prepaid expenses and other	—	3,296	554	—	3,850

Total current assets	36,703	71,682	73,342	—	181,727
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	468,506	1,983,624	10,777	(2,462,907)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	23,295	37,047	—	60,342
GOODWILL	—	412,028	395,686	—	807,714
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS—Net	—	41,848	68,494	—	110,342
DEBT ISSUE COSTS—Net	—	28,771	—	—	28,771
OTHER	—	627	—	—	627

TOTAL ASSETS	$505,209	$2,614,872	$657,846	$(2,462,907)	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$7,634	$—	$—	$7,634
Accounts payable	—	5,512	5,709	—	11,221
Accrued liabilities	—	21,696	7,929	—	29,625

Total current liabilities	—	34,842	13,638	—	48,480
LONG-TERM DEBT—Less current portion	—	692,050	—	—	692,050
DEFERRED INCOME TAXES	—	64,364	—	—	64,364
OTHER NON-CURRENT LIABILITIES	—	3,715	1,202	—	4,917

Total liabilities	—	794,971	14,840	—	809,811

STOCKHOLDERS’ EQUITY	505,209	1,819,901	643,006	(2,462,907)	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505,209	$2,614,872	$657,846	$(2,462,907)	$1,315,020

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$129,438	$171,265	$—	$300,703
COST OF SALES	—	61,584	102,614	—	164,198

GROSS PROFIT	—	67,854	68,651	—	136,505

OPERATING EXPENSES:
Selling and administrative	—	19,142	12,059	—	31,201
Amortization of intangibles	—	4,609	5,716	—	10,325

Total operating expenses	—	23,751	17,775	—	41,526

INCOME FROM OPERATIONS	—	44,103	50,876	—	94,979
OTHER INCOME (EXPENSES):
Interest Expense—Net	(11,999)	(42,669)	5,732	—	(48,936)
Equity in income of subsidiaries	37,325	36,401	—	(73,726)	—

INCOME BEFORE INCOME TAXES	25,326	37,835	56,608	(73,726)	46,043
INCOME TAX PROVISION (BENEFIT)	(4,284)	510	20,207	—	16,433

NET INCOME	$29,610	$37,325	$36,401	$(73,726)	$29,610

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 23, 2003 THROUGH SEPTEMBER 30, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$21,733	$30,350	$—	$52,083
COST OF SALES	—	13,536	26,863	—	40,399

GROSS PROFIT	—	8,197	3,487	—	11,684

OPERATING EXPENSES:
Selling and administrative	—	3,035	2,170	—	5,205
Amortization of intangibles	—	894	1,081	—	1,975

Total operating expenses	—	3,929	3,251	—	7,180

INCOME FROM OPERATIONS	—	4,268	236	—	4,504
OTHER INCOME (EXPENSES):
Interest expense—Net	(2,005)	(6,229)	(1,333)	—	(9,567)
Equity in income (loss) of subsidiaries	(1,528)	(548)	—	2,076	—

INCOME (LOSS) BEFORE INCOME TAXES	(3,533)	(2,509)	(1,097)	2,076	(5,063)
INCOME TAX PROVISION (BENEFIT)	(745)	(981)	(549)	—	(2,275)

NET INCOME (LOSS)	$(2,788)	$(1,528)	$(548)	$2,076	$(2,788)

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$95,957	$145,228	$—	$241,185
COST OF SALES	—	41,821	84,695	—	126,516

GROSS PROFIT	—	54,136	60,533	—	114,669

OPERATING EXPENSES:
Selling and administrative	—	10,489	9,678	—	20,167
Amortization of intangibles	—	504	441	—	945
Merger expenses	—	176,003	—	—	176,003

Total operating expenses	—	186,996	10,119	—	197,115

INCOME (LOSS) FROM OPERATIONS	—	(132,860)	50,414	—	(82,446)
OTHER INCOME (EXPENSES):
Interest expense—Net	(1,755)	(19,722)	(6,747)	—	(28,224)
Equity in income (loss) of subsidiaries	(68,865)	27,452	—	41,413	—

INCOME (LOSS) BEFORE INCOME TAXES	(70,620)	(125,130)	43,667	41,413	(110,670)
INCOME TAX PROVISION (BENEFIT)	(651)	(56,265)	16,215	—	(40,701)

NET INCOME (LOSS)	$(69,969)	$(68,865)	$27,452	$41,413	$(69,969)

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2002

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$115,367	$133,435	$—	$248,802
COST OF SALES	—	55,108	79,467	—	134,575

GROSS PROFIT	—	60,259	53,968	—	114,227

OPERATING EXPENSES:
Selling and administrative	—	14,439	9,523	—	23,962
Amortization of intangibles	—	1,137	5,157	—	6,294

Total operating expenses	—	15,576	14,680	—	30,256

INCOME FROM OPERATIONS	—	44,683	39,288	—	83,971
OTHER INCOME (EXPENSES):
Interest expense—Net	(3,706)	(23,291)	(9,541)	—	(36,538)
Equity in income of subsidiaries	33,022	19,208	—	(52,230)	—

INCOME BEFORE INCOME TAXES	29,316	40,600	29,747	(52,230)	47,433
INCOME TAX PROVISION (BENEFIT)	(1,313)	7,578	10,539	—	16,804

NET INCOME	$30,629	$33,022	$19,208	$(52,230)	$30,629

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$29,610	$37,325	$36,401	$(73,726)	$29,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(622)	(4,571)	13,277	73,726	81,810

Net cash provided by operating activities	28,988	32,754	49,678	—	111,420

INVESTING ACTIVITIES:
Capital expenditures	—	(2,117)	(3,299)	—	(5,416)
Purchase of marketable securities	—	(94,675)	—	—	(94,675)
Sale and maturity of marketable securities	—	44,003	—	—	44,003
Acquisition of Avionic Instruments	—	(21,531)	—	—	(21,531)

Net cash used in investing activities	—	(74,320)	(3,299)	—	(77,619)

FINANCING ACTIVITIES:
Changes in intercompany activities	(28,492)	76,071	(47,579)	—	—
Payment of license obligation	—	(1,500)	—	—	(1,500)
Proceeds from issuance of common stock	24	—	—	—	24
Repayment of amounts borrowed under credit facility	—	(2,209)	—	—	(2,209)
Purchase of common stock	(520)	—	—	—	(520)

Net cash provided by (used in) financing activities	(28,988)	72,362	(47,579)	—	(4,205)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	30,796	(1,200)	—	29,596
CASH AND CASH EQUIVALENTS— Beginning of year	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS— End of year	$—	$50,148	$(1,650)	$—	$48,498

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 23, 2003 THROUGH SEPTEMBER 30, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(2,788)	$(1,528)	$(548)	$2,076	$(2,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	2,561	(22,420)	8,860	(2,076)	(13,075)

Net cash provided by (used in) operating activities	(227)	(23,948)	8,312	—	(15,863)

INVESTING ACTIVITIES:
Capital expenditures	—	(183)	(785)	—	(968)
Acquisition of Norco net assets	—	—	988	—	988

Net cash provided by (used in) investing activities	—	(183)	203	—	20

FINANCING ACTIVITIES:
Changes in intercompany activities	(1,625)	13,220	(11,595)	—	—
Borrowings under credit facility, net of fees	—	(1,462)	—	—	(1,462)
Proceeds from senior subordinated notes, net of fees	—	(1,563)	—	—	(1,563)
Proceeds from exercise of stock options	69	—	—	—	69
Purchase of common stock	(959)	—	—	—	(959)
Payment of merger costs incurred by stockholders of TD Holding	(1,545)	—	—	—	(1,545)

Net cash provided by (used in) financing activities	(4,060)	10,195	(11,595)	—	(5,460)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,287)	(13,936)	(3,080)	—	(21,303)
CASH AND CASH EQUIVALENTS—Beginning of period	4,287	33,288	2,630	—	40,205

CASH AND CASH EQUIVALENTS—End of period	$—	$19,352	$(450)	$—	$18,902

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(69,969)	$(68,865)	$27,452	$41,413	$(69,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	70,620	8,732	(2,154)	(41,413)	35,785

Net cash provided by (used in) operating activities	651	(60,133)	25,298	—	(34,184)

INVESTING ACTIVITIES:
Capital expenditures	—	(2,014)	(2,227)	—	(4,241)
Acquisition of Norco net assets	—	—	(53,026)	—	(53,026)

Net cash used in investing activities	—	(2,014)	(55,253)	—	(57,267)

FINANCING ACTIVITIES:
Changes in intercompany activities	194,915	(229,160)	34,245	—	—
Borrowings under credit facility, net of fees	—	306,744	—	—	306,744
Proceeds from senior subordinated notes, net of fees	—	386,973	—	—	386,973
Proceeds from issuance of common stock	471,300	—	—	—	471,300
Repayment of amounts borrowed under credit facility	—	(200,793)	—	—	(200,793)
Repayment of license obligation	—	(2,600)	—	—	(2,600)
Repayment/(defeasance) of senior subordinated notes, including premium	—	(216,595)	—	—	(216,595)
Repayment of Holdings PIK Notes	(32,802)	—	—	—	(32,802)
Redemption of preferred stock and warrant	(28,003)	—	—	—	(28,003)
Purchase of common stock	(599,725)	—	—	—	(599,725)
Payment of merger costs incurred by stockholders of TD Holding	(2,049)	—	—	—	(2,049)

Net cash provided by financing activities	3,636	44,569	34,245	—	82,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,287	(17,578)	4,290	—	(9,001)
CASH AND CASH EQUIVALENTS—Beginning of period	—	50,866	(1,660)	—	49,206

CASH AND CASH EQUIVALENTS—End of period	$4,287	$33,288	$2,630	$—	$40,205

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2002

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$30,629	$33,022	$19,208	$(52,230)	$30,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(29,256)	(5,149)	7,998	52,230	25,823

Net cash provided by operating activities	1,373	27,873	27,206	—	56,452

INVESTING ACTIVITIES:
Capital expenditures	—	(1,719)	(2,097)	—	(3,816)
Other	—	(1,623)	—	—	(1,623)

Net cash used in investing activities	—	(3,342)	(2,097)	—	(5,439)

FINANCING ACTIVITIES:
Changes in intercompany activities	(1,336)	27,032	(25,696)	—	—
Proceeds from senior subordinated notes	—	73,629	—	—	73,629
Repayment of amounts borrowed under credit facility	—	(84,820)	—	—	(84,820)
Payment of license obligation	—	(1,800)	—	—	(1,800)
Purchase of common stock	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(1,373)	14,041	(25,696)	—	(13,028)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	38,572	(587)	—	37,985
CASH AND CASH EQUIVALENTS—Beginning of year	—	12,294	(1,073)	—	11,221

CASH AND CASH EQUIVALENTS—End of year	$—	$50,866	$(1,660)	$—	$49,206

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED SEPTEMBER 30, 2004, THE PERIOD FROM JULY 23, 2003 THROUGH SEPTEMBER 30, 2003, THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003 AND THE YEAR ENDED SEPTEMBER 30, 2002

(Amounts in Thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Norco Acquisition	Avionic Instruments Acquisition	Deductions From Reserve (1)	Balance at End of Period
Year Ended September 30, 2004 Allowance for doubtful accounts	$1,240	$(230)	$—	$324	$470	$864
Period July 23, 2003 though September 2003 Allowance for doubtful accounts	1,485	15	—	—	260	1,240

Predecessor:
Period October 1, 2002 through July 22, 2003 Allowance for doubtful accounts	1,305	193	110	—	123	1,485
Year Ended September 30, 2002 Allowance for doubtful accounts	1,156	953	—	—	804	1,305

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Holding Company

31.1	Certification by Principal Executive Officer of TransDigm Holding Company

31.2	Certification by Principal Financial Officer of TransDigm Holding Company

31.3	Certification by Principal Executive Officer of TransDigm Inc.

31.4	Certification by Principal Financial Officer of TransDigm Inc.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company

32.2	Certification by Chief Financial Officer of TransDigm Holding Company

32.3	Certification by Chief Executive Officer of TransDigm Inc.

32.4	Certification by Chief Financial Officer of TransDigm Inc.