Form 10-Q
period 2005-04-02
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2005-05-12
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-108340 and 333-108340-06

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

(216) 706-2939

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

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of April 2, 2005.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of April 2, 2005.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	April 2, 2005	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,714	$48,498
Marketable securities	50,295	50,601
Trade accounts receivable - Net	55,860	44,489
Inventories	72,037	64,385
Deferred income taxes	9,984	10,092
Prepaid expenses and other	3,585	1,851

Total current assets	212,475	219,916

PROPERTY, PLANT AND EQUIPMENT - Net	63,747	60,817
GOODWILL	852,399	812,460
TRADEMARKS AND TRADENAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	102,585	103,101
DEBT ISSUE COSTS - Net	21,242	23,148
OTHER	774	710

TOTAL ASSETS	$1,378,719	$1,345,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$4,431
Accounts payable	14,798	11,468
Accrued liabilities	27,041	24,800

Total current liabilities	44,782	40,699

LONG-TERM DEBT - Less current portion	688,377	689,848
DEFERRED INCOME TAXES	66,075	65,645
OTHER NON-CURRENT LIABILITIES	2,903	2,839

Total liabilities	802,137	799,031

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 900,000 shares; issued 100 at April 2, 2005 and September 30, 2004, respectively	—	—
Additional paid-in capital	526,224	520,078
Retained earnings	50,903	26,822
Accumulated other comprehensive loss	(545)	(282)

Total stockholders’ equity	576,582	546,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,378,719	$1,345,649

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

APRIL 2, 2005 AND MARCH 27, 2004

(Amounts in Thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
NET SALES	$91,392	$71,903	$171,662	$139,585

COST OF SALES (Including inventory purchase accounting charges of $873 and $0 for the thirteen week periods ended April 2, 2005 and March 27, 2004, respectively, and $873 and $18,057 for the twenty-six week periods ended April 2, 2005 and March 27, 2004, respectively)	46,334	34,266	87,131	85,839

GROSS PROFIT	45,058	37,637	84,531	53,746

OPERATING EXPENSES:
Selling and administrative	9,489	7,412	17,743	14,491
Amortization of intangibles	1,870	2,855	3,711	5,638

Total operating expenses	11,359	10,267	21,454	20,129

INCOME FROM OPERATIONS	33,699	27,370	63,077	33,617

INTEREST EXPENSE - Net	12,609	12,507	24,888	25,176

INCOME BEFORE INCOME TAXES	21,090	14,863	38,189	8,441

INCOME TAX PROVISON	7,781	5,618	14,108	3,216

NET INCOME	$13,309	$9,245	$24,081	$5,225

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2005

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2004	$—	$520,078	$26,822	$(282)	$546,618

Equity contribution from TD Holding -
Stock option and deferred compensation costs incurred by TD Holding	—	3,185	—	—	3,185
Income tax benefit from interest expense incurred by TD Holding	—	2,961	—	—	2,961

Comprehensive income -
Net income	—	—	24,081	—	24,081
Unrealized losses on marketable securities, net of tax	—	—	—	(263)	(263)

Comprehensive income					23,818

BALANCE, APRIL 2, 2005	$—	$526,224	$50,903	$(545)	$576,582

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	April 2, 2005	March 27, 2004
OPERATING ACTIVITIES:
Net income	$24,081	$5,225
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory purchase accounting charge	873	18,057
Depreciation	4,377	3,766
Amortization of intangibles	3,711	5,638
Amortization of debt issue costs	1,906	2,016
Noncash stock option and deferred compensation costs	3,185	3,100
Changes in assets/liabilities, net of effects from acqusitions of businesses:
Accounts receivable	(7,882)	(4,446)
Inventories	(1,916)	43
Other assets	(274)	33,519
Accounts payable	2,410	(1,504)
Accrued and other liabilities	2,871	(4,577)

Net cash provided by operating activities	33,342	60,837

INVESTING ACTIVITIES:
Capital expenditures	(3,407)	(1,964)
Acquisition of Skurka	(30,610)	—
Acquisition of FRC	(24,025)	—
Purchase of marketable securities	(50,485)	—
Sales and maturity of marketable securities	50,372	—

Net cash used in investing activities	(58,155)	(1,964)

FINANCING ACTIVITIES:
Payment of amounts borrowed under credit facility	(1,471)	(737)
Payment of license obligation	(1,500)	(1,500)
Purchase of common stock	—	(520)
Proceeds from exercise of stock options	—	24

Net cash used in financing activities	(2,971)	(2,733)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,784)	56,140
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,498	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,714	$75,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,499	$22,612

Cash paid (received) during the period for income taxes	$8,747	$(30,539)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED APRIL 2, 2005 AND MARCH 27, 2004 (UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm and its wholly-owned subsidiaries (collectively, and together with Holdings, the “Company”) offer a broad line of proprietary aerospace components. Major product offerings include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, valves, power conversion devices, AC/DC motors, batteries and chargers, hold open rods, engineered connectors, engineered latches, locking devices, and lavatory hardware and components.

Merger—On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and Holdings merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (“TD Holding”) (the “Merger”). The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The September 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen and twenty-six week periods ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statements to conform to the current year classifications.

3.	NEW ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the first quarter of fiscal 2007. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”), which requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expense to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

4.	ACQUISITIONS

Fluid Regulators— On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“FRC”), a wholly-owned subsidiary of Esterline Technologies Corporation for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. FRC designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. FRC’s product characteristics and market position fit well with TransDigm’s overall direction. In addition, as a result of the acquisition, TransDigm expects to reduce the combined operating costs through the integration of the FRC manufacturing process with its existing AeroControlex division.

The purchase price consideration of $23.5 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects that the goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

Skurka— On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.6 million in cash. Skurka designs and manufactures specialized electromagnetic equipment, primarily AC/DC electric motors and components. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

The purchase price consideration of $30.6 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects substantially all of the goodwill recognized in accounting for the acquisition to be deductible for income tax purposes.

Avionic Instruments—On July 9, 2004, TransDigm acquired all of the outstanding capital stock of Avionic Instruments, Inc. (“Avionic Instruments”) and DAC Realty Corp. (“DAC”) for approximately $20.9 million in cash, net of a purchase price adjustment of $0.6 million, net of fees, received in April 2005. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as many corporate and military aircraft. DAC is a realty company that holds the real property for Avionic Instruments. Avionic Instruments’ product characteristics and market position fit well with the Company’s overall direction.

The purchase price consideration of $20.9 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired company in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects that the goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

Pro forma net sales and results of operations for the acquisitions described above, had the acquisitions occurred at the beginning of the thirteen and twenty-six week periods ended April 2, 2005 and March 27, 2004, respectively, are not significant and, accordingly, are not provided.

5.	MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	April 2, 2005
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$12,377	$9	$35	$12,351
U.S. Government Agency mortgage- backed securities	16,843	8	110	16,741
Corporate bonds	8,980	1	251	8,730
Asset backed securities	12,585	4	116	12,473

Total	$50,785	$22	$512	$50,295

	September 30, 2004
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$19,212	$15	$13	$19,214
U.S. Government Agency mortgage- backed securities	11,055	13	20	11,048
Corporate bonds	8,689	3	71	8,621
Asset backed securities	11,715	24	21	11,718

Total	$50,671	$55	$125	$50,601

Proceeds from the sale/maturity of marketable securities for the thirteen and twenty-six week periods ended April 2, 2005 were $16.2 million and $50.4 million, respectively. Gross realized gains and losses for the thirteen and twenty-six week periods ended April 2, 2005 were immaterial.

The net carrying values of debt securities at April 2, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Available-for-Sale	Fair Value
Due in one year or less	$16,207
Due after one year through three years	9,804
Due after three years	7,542

33,553
Mortgage-backed securities	16,742

Total	$50,295

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	April 2, 2005	September 30, 2004
Work-in-progress and finished goods	$39,943	$36,728
Raw materials and purchased component parts	39,405	34,314

Total	79,348	71,042
Reserve for excess and obsolete inventory	(7,311)	(6,657)

Inventories – net	$72,037	$64,385

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	April 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$87,286	$6,394	$80,892
License agreement	9,373	884	8,489
Trade secrets	11,772	891	10,881
Patented technology	1,345	297	1,048
Order backlog	8,820	7,545	1,275

Total	$118,596	$16,011	$102,585

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$4,363	$80,823
License agreement	9,468	625	8,843
Trade secrets	11,772	623	11,149
Patented technology	1,345	209	1,136
Order backlog	7,630	6,480	1,150

Total	$115,401	$12,300	$103,101

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both April 2, 2005 and September 30, 2004.

The aggregate amortization expense on identifiable intangible assets for the thirteen and twenty-six week periods ended April 2, 2005 and March 27, 2004 was approximately $1.9 million, $3.7 million, $2.9 million and $5.6 million, respectively. The estimated amortization expense for fiscal 2005 is $7.3 million and for each of the five succeeding years 2006 through 2010 is $5.5 million, $5.2 million, 5.2 million, $5.1 million and $5.1 million, respectively.

Intangible assets acquired during the twenty-six weeks ended April 2, 2005 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$39,173	None
Intangible assets subject to amortization:
Unpatented technology	2,100	20 years
Order backlog	1,190	1 year

	3,290	13 years

Total	$42,463

The Company is in the process of obtaining third party valuations of certain intangible assets; thus the amount of goodwill recorded is subject to adjustment.

The following is a summary of changes to the carrying value of goodwill from September 30, 2004 through April 2, 2005 (in thousands):

Balance, September 30, 2004	$812,460
Acquisitions	39,173
Additional goodwill recognized in accounting for the Avionic Instruments acquisition	766

Balance, April 2, 2005	$852,399

8.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Weeks Ended
	April 2, 2005	March 27, 2004
Liability balance at beginning of period	$2,829	$3,070
Accruals for warranties issued	901	842
Warranty claims settled	(959)	(1,033)
Acquisitions	197	—

Liability balance at end of period	$2,968	$2,879

9.	RETIREMENT PLANS

Defined Benefit Pension Plans – The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans’ assets consist primarily of guaranteed investment contracts with an insurance company.

The components of net periodic benefit cost are detailed below (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Service cost	$21	$23	$42	$45
Interest cost	96	94	192	188
Expected return on plan assets	(67)	(64)	(134)	(127)
Net amortization and deferral	8	7	16	15

	$58	$60	$116	$121

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options. Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five-year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $1.6 million, $3.2 million, $1.6 million and $3.1 million for the thirteen and twenty-six week periods ended April 2, 2005 and March 27, 2004, respectively, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes, are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings’ guarantee of the 8 3/8% Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its amended and restated senior secured credit facility. The following supplemental consolidating condensed financial information presents the balance sheets of Holdings as of April 2, 2005 and September 30, 2004 and its statements of operations and cash flows for the twenty-six week periods ended April 2, 2005 and March 27, 2004.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 2, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$20,450	$264	$—	$20,714
Marketable securities	—	50,295	—	—	50,295
Trade accounts receivable - Net	—	21,398	34,462	—	55,860
Inventories	—	19,456	52,581	—	72,037
Deferred income taxes	—	9,984	—	—	9,984
Prepaid expenses and other	—	842	2,743	—	3,585

Total current assets	—	122,425	90,050	—	212,475
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	576,582	2,029,223	673,659	(3,279,464)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	22,017	41,730	—	63,747
GOODWILL	—	402,793	449,606	—	852,399
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS - Net	—	35,659	66,926	—	102,585
DEBT ISSUE COSTS - Net	—	21,242	—	—	21,242
OTHER	—	774	—	—	774

TOTAL ASSETS	$576,582	$2,687,130	$1,394,471	$(3,279,464)	$1,378,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	7,081	7,717	—	14,798
Accrued liabilities	—	18,107	8,934	—	27,041

Total current liabilities	—	28,131	16,651	—	44,782
LONG-TERM DEBT - Less current portion	—	688,377	—	—	688,377
DEFERRED INCOME TAXES	—	66,075	—	—	66,075
OTHER NON-CURRENT LIABILITIES	—	1,796	1,107	—	2,903

Total liabilities	—	784,379	17,758	—	802,137

STOCKHOLDERS’ EQUITY	576,582	1,902,751	1,376,713	(3,279,464)	576,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,582	$2,687,130	$1,394,471	$(3,279,464)	$1,378,719

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$50,148	$(1,650)	$—	$48,498
Marketable securities	—	50,601	—	—	50,601
Trade accounts receivable - Net	—	17,508	26,981	—	44,489
Inventories	—	19,690	44,695	—	64,385
Deferred income taxes	—	10,092	—	—	10,092
Prepaid expenses and other	—	1,283	568	—	1,851

Total current assets	—	149,322	70,594	—	219,916
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	546,618	1,964,550	656,196	(3,167,364)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	22,185	38,632	—	60,817
GOODWILL	—	404,277	408,183	—	812,460
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS - Net	—	36,721	66,380	—	103,101
DEBT ISSUE COSTS - Net	—	23,148	—	—	23,148
OTHER	—	710	—	—	710

TOTAL ASSETS	$546,618	$2,653,910	$1,312,485	$(3,167,364)	$1,345,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,431	$—	$—	$4,431
Accounts payable	—	6,199	5,269	—	11,468
Accrued liabilities	—	17,079	7,721	—	24,800

Total current liabilities	—	27,709	12,990	—	40,699
LONG-TERM DEBT - Less current portion	—	689,848	—	—	689,848
DEFERRED INCOME TAXES	—	65,645	—	—	65,645
OTHER NON-CURRENT LIABILITIES	—	1,732	1,107	—	2,839

Total liabilities	—	784,934	14,097	—	799,031

STOCKHOLDERS’ EQUITY	546,618	1,868,976	1,298,388	(3,167,364)	546,618

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$546,618	$2,653,910	$1,312,485	$(3,167,364)	$1,345,649

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$70,410	$101,252	$—	$171,662

COST OF SALES	—	31,444	55,687	—	87,131

GROSS PROFIT	—	38,966	45,565	—	84,531

OPERATING EXPENSES:
Selling and administrative	—	9,444	8,299	—	17,743
Amortization of intangibles	—	967	2,744	—	3,711

Total operating expenses	—	10,411	11,043	—	21,454

INCOME FROM OPERATIONS	—	28,555	34,522	—	63,077

OTHER INCOME (EXPENSES):
Interest expense - Net	(6,048)	(21,358)	2,518	—	(24,888)
Equity in income of subsidiaries	27,895	23,357	—	(51,252)	—

INCOME BEFORE INCOME TAXES	21,847	30,554	37,040	(51,252)	38,189

INCOME TAX PROVISION (BENEFIT)	(2,234)	2,659	13,683	—	14,108

NET INCOME	$24,081	$27,895	$23,357	$(51,252)	$24,081

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 27, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$60,703	$78,882	$—	$139,585

COST OF SALES	—	31,676	54,163	—	85,839

GROSS PROFIT	—	29,027	24,719	—	53,746

OPERATING EXPENSES:
Selling and administrative	—	9,014	5,477	—	14,491
Amortization of intangibles	—	2,538	3,100	—	5,638

Total operating expenses	—	11,552	8,577	—	20,129

INCOME FROM OPERATIONS	—	17,475	16,142	—	33,617

OTHER INCOME (EXPENSES):
Interest expense - Net	(4,931)	(21,786)	1,541	—	(25,176)
Equity in income of subsidiaries	8,277	10,946	—	(19,223)	—

INCOME BEFORE INCOME TAXES	3,346	6,635	17,683	(19,223)	8,441

INCOME TAX PROVISION (BENEFIT)	(1,879)	(1,642)	6,737	—	3,216

NET INCOME	$5,225	$8,277	$10,946	$(19,223)	$5,225

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$24,081	$27,895	$23,357	$(51,252)	$24,081
Adjustments to reconcile net income to net cash provided by operating activities	(27,895)	(11,749)	(2,347)	51,252	9,261

Net cash (used in) provided by operating activities	(3,814)	16,146	21,010	—	33,342

INVESTING ACTIVITIES
Capital expenditures	—	(1,446)	(1,961)	—	(3,407)
Acquisition of Skurka	—	(30,610)	—	—	(30,610)
Acquisition of FRC	—	(24,025)	—	—	(24,025)
Purchase of marketable securities	—	(50,485)	—	—	(50,485)
Sales and maturity of marketable securities	—	50,372	—	—	50,372

Net cash used in investing activities	—	(56,194)	(1,961)	—	(58,155)

FINANCING ACTIVITIES:
Changes in intercompany activities	3,814	13,321	(17,135)	—	—
Payment of amounts borrowed under credit facility	—	(1,471)	—	—	(1,471)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	3,814	10,350	(17,135)	—	(2,971)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(29,698)	1,914	—	(27,784)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$20,450	$264	$—	$20,714

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 27, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$5,225	$8,277	$10,946	$(19,223)	$5,225
Adjustments to reconcile net income to net cash provided by operating activities	28,426	(4,639)	12,602	19,223	55,612

Net cash provided by operating activities	33,651	3,638	23,548	—	60,837

INVESTING ACTIVITIES
Capital expenditures	—	(456)	(1,508)	—	(1,964)

Net cash used in investing activities	—	(456)	(1,508)	—	(1,964)

FINANCING ACTIVITIES:
Changes in intercompany activities	(33,155)	56,352	(23,197)	—	—
Payment of amounts borrowed under credit facility	—	(737)	—	—	(737)
Payment of license obligation	—	(1,500)	—	—	(1,500)
Purchase of common stock	(520)	—	—	—	(520)
Proceeds from exercise of stock options	24	—	—	—	24

Net cash provided by (used in) financing activities	(33,651)	54,115	(23,197)	—	(2,733)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	57,297	(1,157)	—	56,140
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$76,649	$(1,607)	$—	$75,042

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in the Report. References in this section to the “Company” “TransDigm,” “we,” “us” or “our” are to Holdings, together with TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement include but are not limited to:

•	We have a substantial amount of indebtedness which could adversely affect our financial health.

•	Increases in interest rates would increase our interest expense.

•	Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	Despite current indebtedness levels, we may still be able to incur substantially more debt.

•	The terms of our amended and restated senior secured credit facility and the indenture governing the senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

•	Future terrorist attacks may have a material, adverse impact on our business.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	Our government contracts entail certain risks because government contracts are dependent on the U.S. defense budget, certain unfavorable termination provisions and may be subject to audit and modification.

•	A decline in the U.S. defense budget or the defense budget of foreign governments may adversely affect our sales of parts used in military aircraft.

•	Our business may be adversely affected if we lost our government or industry approvals or if more onerous government regulations were enacted or industry oversight increased.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	If we lose our senior management, our business may be adversely affected.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We could incur substantial costs as a result of violations of or liabilities under environmental laws.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

•	We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

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

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Most of the Company’s products share four common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content, (3) sole source provider; and (4) large share of niche markets.

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, aircraft and engine original equipment manufacturers, or OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts and services in the commercial and defense aftermarkets. The majority of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and Holdings merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (“TD Holding”) (the “Merger”). The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger.

Recent Developments

On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“FRC”), a wholly-owned subsidiary of Esterline Technologies Corporation for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. FRC designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. FRC’s product characteristics and market position fit well with TransDigm’s overall direction. In addition, as a result of the acquisition, TransDigm expects to reduce the combined operating costs through the integration of the FRC manufacturing process with its existing AeroControlex division.

On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.6 million in cash. The transaction was funded through the use of the Company’s existing cash balances. Skurka designs and manufactures specialized electromagnetic equipment primarily AC/DC electric motors and components. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

EBITDA and EBITDA, As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA, As Defined.

	Thirteen Weeks Ended April 2, 2005	Thirteen Weeks Ended March 27, 2004	Twenty-Six Weeks Ended April 2, 2005	Twenty-Six Weeks Ended March 27, 2004
	(in millions)
Net income	$13.3	$9.2	$24.1	$5.2
Adjustments:
Depreciation and amortization expense	4.2	4.8	8.1	9.4
Interest expense, net	12.6	12.5	24.9	25.2
Income tax provision	7.8	5.6	14.1	3.2

EBITDA (1)	37.9	32.1	71.2	43.0
Adjustments:
Inventory purchase accounting adjustments (2)	0.9	—	0.9	18.1
Acquisition integration costs (3)	0.1	0.3	0.1	1.0
Non-cash compensation and deferred compensation costs (4)	1.6	1.6	3.2	3.1

EBITDA, As Defined (1)	$40.5	$34.0	$75.4	$65.2

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting charges, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of our operating performance. EBITDA and EBITDA, As Defined, are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The amended and restated senior credit agreement requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charged coverage ratio and interest coverage ratio. Leverage ratio is defined in the amended and restated senior credit agreement, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the credit agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the amended and restated senior credit agreement as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period; the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the amended and restated senior credit agreement could result in an event of default thereunder (and, in turn, an event of default under the amended and restated senior credit agreement could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The amended and restated senior credit agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

(2)	Represents the portion of the purchase accounting adjustment to inventory pertaining to the acquisitions of Skurka and FRC and the Merger that was charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate FRC and Norco businesses into the Company’s operations.
(4)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

A summary of our significant accounting policies and estimates is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the years ended September 30, 2004. There has been no significant change to our critical accounting policies during the twenty-six week period ended April 2, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net sales	100%	100%	100%	100%

Gross profit	49	52	49	38
Selling and administrative expenses	10	10	10	10
Amortization of intangibles	2	4	2	4

Income from operations	37	38	37	24
Interest expense - net	14	17	15	18
Income tax provision	8	8	8	2

Net income	15%	13%	14%	4%

Changes in Results of Operations

Thirteen week period ended April 2, 2005 compared with the thirteen week period ended March 27, 2004.

•	Net Sales. Net sales increased by $19.5 million, or 27.1%, to $91.4 million for the quarter ended April 2, 2005, from $71.9 million for the comparable quarter last year. Sales growth excluding acquisitions was $9.1 million and represented a 12.7% increase over the prior year. The remaining $10.4 million of the increase resulted from the acquisitions of Avionic Instruments, Skurka and FRC (collectively, the “Acquisitions”). Excluding the Acquisitions, OEM sales were 20% greater than the comparable quarter last year and aftermarket sales were 9% greater than the prior year quarter.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $7.5 million, or 19.7%, to $45.1 million for the quarter ended April 2, 2005 from $37.6 million from the comparable quarter last year. Gross profit as a percentage of sales decreased approximately 3 percentage points to 49% for the thirteen week period ended April 2, 2005 from 52% for the thirteen week period ended March 27, 2004. The increase in gross profit was due to the increase in sales discussed above. The decrease in gross profit as a percentage of sales was due to the dilutive effect of lower margins with the Acquisitions, the negative impact of inventory purchase price accounting adjustments for Skurka and FRC and unfavorable product mix from higher OEM sales.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $2.1 million to $9.5 million for the quarter ended April 2, 2005 from $7.4 million for the comparable quarter last year primarily due to the Acquisitions and higher sales discussed above. Selling and administrative expenses as a percentage of net sales was approximately 10% for both the current quarter and the comparable quarter last year.

•	Amortization of Intangibles. Amortization of intangibles decreased by $1.0 million to $1.9 million for the quarter ended April 2, 2005 from $2.9 million for the comparable quarter last year. The decrease was due to the order backlog that was recorded in accounting for the Merger that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense on the additional identifiable intangible assets recognized in connection with the Acquisitions discussed above.

•	Income from Operations. Operating income increased by $6.3 million, or 23.1%, to $33.7 million for the quarter ended April 2, 2005 from $27.4 million for the comparable quarter last year, due to the factors described above.

•	Interest Expense. Interest expense increased slightly to $12.6 million for the quarter ended April 2, 2005 from $12.5 million for the comparable quarter last year.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 37% for the quarter ended April 2, 2005 and was comparable to the 38% effective tax rate for the quarter ended March 27, 2004.

•	Net Income. The Company earned $13.3 million for the second quarter of fiscal 2005 compared to $9.2 million for the second quarter of fiscal 2004, primarily as a result of the factors referred to above.

Twenty-six week period ended April 2, 2005 compared with the twenty-six week period ended March 27, 2004.

•	Net Sales. Net sales increased by $32.1 million, or 23.0%, to $171.7 million for the twenty-six week period ended April 2, 2005, from $139.6 million for the comparable period last year. The increase is primarily due to the Acquisitions totaling $14.5 million, an increase in aftermarket sales of $10.2 million and an increase in OEM sales of $7.4 million.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $30.8 million, or 57.3%, to $84.5 million for the twenty-six week period ended April 2, 2005 from $53.7 million from the comparable period last year. This increase is primarily attributable to higher sales discussed above and unfavorable charges recorded during fiscal 2004. $18.1 million, or 12.9% of net sales, was included in cost of sales in the prior year period pertaining to the inventory purchase price adjustment recorded in accounting for the Merger and $1.0 million, or 0.7% of net sales, of non-recurring integration costs pertaining to the Norco acquisition.

Gross profit as a percentage of sales increased 10.7 margin points to 49.2% for the twenty-six week period ended April 2, 2005 from 38.5% for the comparable period last year principally due to the inventory purchase price adjustment and non-recurring charges discussed above. This increase in gross profit as a percentage of sales was partially offset by unfavorable product mix and the dilutive effect of lower margins with the Acquisitions during the twenty-six week period ended April 2, 2005.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $3.3 million to $17.8 million for the twenty-six week period ended April 2, 2005 from $14.5 million for the comparable period last year primarily due to the Acquisitions and higher sales discussed above. Selling and administrative expenses as a percentage of net sales was approximately 10% for both the twenty-six week period ended April 2, 2005 and the comparable period last year.

•	Amortization of Intangibles. Amortization of intangibles decreased by $1.9 million to $3.7 million for the twenty-six week period ended April 2, 2005 from $5.6 million for the comparable period last year. The decrease was due to the order backlog that was recorded in accounting for the Merger that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense on the additional identifiable intangible assets recognized in connection with the Acquisitions discussed above.

•	Income from Operations. Operating income increased by $29.5 million, or 87.6%, to $63.1 million for the twenty-six week period ended April 2, 2005 from $33.6 million for the comparable period last year, due to the factors discussed above.

•	Interest Expense. Interest expense decreased $0.3 million, or 1.1%, to $24.9 million for the twenty-six week period ended April 2, 2005 from $25.2 million for the comparable period last year.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 37% for the twenty-six week period ended April 2, 2005 compared to the 38% effective tax rate for the comparable period last year.

•	Net Income. The Company earned $24.1 million for the twenty-six week period ended April 2, 2005 compared to $5.2 million for the same period last year, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of April 2, 2005, the Company estimated its sales order backlog at $200.8 million compared to an estimated $133.3 million as of March 27, 2004. The increase in backlog of $67.5 million is primarily due to the Acquisitions totaling approximately $46 million and an increase in orders across various product lines in both the commercial OEM and aftermarket segments. The majority of the purchase orders outstanding as of April 2, 2005 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 2, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. This activity is subject to numerous additional risks, including the impact of foreign government regulations and the application of complex U.S. export regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s business as a whole during the thirteen and twenty-six week periods ended April 2, 2005 and March 27, 2004 were not significant.

Liquidity and Capital Resources

The Company generated $33.3 million of cash from operating activities during the twenty-six weeks ended April 2, 2005 compared to $60.8 million generated during the twenty-six weeks ended March 27, 2004. The decrease of $27.5 million is primarily due to the receipt of income tax refunds of $33.4 million during the twenty-six week period ended March 27, 2004 resulting primarily from merger expenses incurred in fiscal 2003.

Cash used in investing activities increased to $58.2 million during the twenty-six weeks ended April 2, 2005 compared to $2.0 million used during the twenty-six weeks ended March 27, 2004. The increase in investing activities is primarily due to the acquisitions of Skurka and FRC for $54.6 during fiscal 2005 discussed above.

Cash used in financing activities during the twenty-six weeks ended April 2, 2005 increased slightly to $3.0 million compared to $2.7 million during the twenty-six weeks ended March 27, 2004.

In connection with the Merger, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At April 2, 2005, the Company had a $0.85 million letter of credit outstanding and $99.15 million of borrowings available under the Amended and Restated Senior Credit Facility.

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

The interest rates per annum applicable to loans other than swingline loans (i.e., a short term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the Amended and Restated Senior Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. The applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals.

All borrowings under the new revolving loan facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

In connection with the Merger, the Company also issued $400 million aggregate principal amount of 8 3/8% Senior Subordinated Notes. Such notes do not require principal payments prior to their maturity in July 2011. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of our existing domestic subsidiaries.

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

New Accounting Standards

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the first quarter of fiscal 2007. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”), which requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expense to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of April 2, 2005, the only subsidiary of TransDigm that is not obligated to guarantee the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 2, 2005, the Company had borrowings under its Amended and Restated Senior Credit Facility of $291.3 million that were subject to interest rate risk. Borrowings under the Company’s Amended and Restated Senior Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Amended and Restated Senior Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Facility by approximately $2.9 million based on the amount of outstanding borrowings at April 2, 2005. The weighted average interest rate on the $291.3 million of borrowings under the Amended and Restated Senior Credit Facility on April 2, 2005 was 4.9%.

Because the interest rates on borrowings under the senior secured credit facilities vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Facility approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $426 million at April 2, 2005 based upon quoted market rates.

Item 4. Controls and Procedures

As of April 2, 2005, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Holdings and TransDigm Inc. in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the twenty-six week period ending April 2, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of the end of the fiscal year. In March 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. As a result, Section 404 will not be effective for the Company until September 30, 2006. The Company is actively continuing its ongoing process, utilizing outside assistance of documenting, testing and evaluating the effectiveness of its internal control over financial reporting in order to be in full compliance with all requirements of Section 404 as of September 30, 2006.

PART II OTHER INFORMATION

Item 6. Exhibits

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	May 12, 2005
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2005
Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	May 12, 2005
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2005
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED APRIL 2, 2005

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.