Form 10-Q
period 2005-07-02
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2005-08-11
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005.

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

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of July 2, 2005.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of July 2, 2005.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	July 2, 2005	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,196	$48,498
Marketable securities	47,317	50,601
Trade accounts receivable, net	56,910	44,489
Inventories, net	76,131	64,385
Deferred income taxes	8,492	10,092
Prepaid expenses and other	2,142	1,851

Total current assets	231,188	219,916

PROPERTY, PLANT AND EQUIPMENT - Net	63,686	60,817
GOODWILL	857,035	812,460
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	103,421	103,101
DEBT ISSUE COSTS - Net	20,290	23,148
OTHER	776	710

TOTAL ASSETS	$1,401,893	$1,345,649

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$4,431
Accounts payable	14,517	11,468
Accrued liabilities	33,419	24,800

Total current liabilities	50,879	40,699

LONG-TERM DEBT - Less current portion	687,642	689,848
DEFERRED INCOME TAXES	66,664	65,645
OTHER NON-CURRENT LIABILITIES	2,905	2,839

Total liabilities	808,090	799,031

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized 900,000 shares; issued 100 at July 2, 2005 and September 30, 2004, respectively	—	—
Common stock	529,474	520,078
Retained earnings	64,748	26,822
Accumulated other comprehensive loss	(419)	(282)

Total stockholders' equity	593,803	546,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,401,893	$1,345,649

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JULY 2, 2005 AND JUNE 26, 2004

(Amounts In Thousands)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
NET SALES	$97,627	$76,348	$269,289	$215,933

COST OF SALES (Including inventory purchase accounting charges of $452 and $0 for the thirteen week periods ended July 2, 2005 and June 26, 2004, respectively, and $1,325 and $18,057 for the thirty-nine week periods ended July 2, 2005 and June 26, 2004, respectively)	49,735	36,537	136,866	122,376

GROSS PROFIT	47,892	39,811	132,423	93,557

OPERATING EXPENSES:
Selling and administrative	10,098	7,541	27,841	22,032
Amortization of intangibles	2,125	2,883	5,836	8,521

Total operating expenses	12,223	10,424	33,677	30,553

INCOME FROM OPERATIONS	35,669	29,387	98,746	63,004

INTEREST EXPENSE - Net	12,961	11,688	37,849	36,864

INCOME BEFORE INCOME TAXES	22,708	17,699	60,897	26,140

INCOME TAX PROVISION	8,863	6,456	22,971	9,672

NET INCOME	$13,845	$11,243	$37,926	$16,468

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2005

(Amounts in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2004	$—	$520,078	$26,822	$(282)	$546,618

Equity contributions from TD Holding -
Stock option and deferred compensation costs incurred by TD Holding	—	4,857	—	—	4,857
Income tax benefit from interest expense incurred by TD Holding	—	4,539	—	—	4,539

Comprehensive income -
Net income	—	—	37,926	—	37,926
Other comprehensive loss	—	—	—	(137)	(137)

Comprehensive income					37,789

BALANCE, JULY 2, 2005	$—	$529,474	$64,748	$(419)	$593,803

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	July 2, 2005	June 26, 2004
OPERATING ACTIVITIES:
Net income	$37,926	$16,468
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory purchase accounting charge	—	18,057
Depreciation	6,667	5,820
Amortization of intangibles	5,836	8,521

Amortization of debt issue costs	2,858	2,839
Noncash stock option and deferred compensation costs	4,857	4,630
Changes in assets/liabilities, net of effects from acqusitions of businesses:
Accounts receivable	(8,932)	(5,685)
Inventories	(3,090)	(1,319)
Other assets	1,196	38,613
Accounts payable	2,129	(1,731)
Accrued and other liabilities	11,524	6,739

Net cash provided by operating activities	60,971	92,952

INVESTING ACTIVITIES:
Capital expenditures	(5,520)	(3,370)
Acquisitions of businesses	(63,082)	—
Purchase of marketable securities	(65,320)	(64,788)
Sales and maturity of marketable securities	68,355	14,444

Net cash used in investing activities	(65,567)	(53,714)

FINANCING ACTIVITIES:
Payment of amounts borrowed under credit facility	(2,206)	(737)
Payment of license obligation	(1,500)	(1,500)
Purchase of common stock	—	(520)
Proceeds from exercise of stock options	—	24

Net cash used in financing activities	(3,706)	(2,733)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,302)	36,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,498	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,196	$55,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$27,608	$25,690

Cash paid (received) during the period for income taxes	$15,556	$(33,575)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JULY 2, 2005 AND JUNE 26, 2004

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The September 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen and thirty-nine week periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statements to conform to the current year classifications.

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

Eaton— On June 30, 2005, TransDigm, through its wholly-owned Skurka Aerospace subsidiary, acquired an aerospace motor product line from Eaton Corporation. The Eaton business has been a long-time supplier of aerospace motors and related products and is located in Burbank, California, a suburb of Los Angeles. The motor products are used on a range of commercial aircraft, as well as military programs. The company’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall business and strategic direction. The motor product line will be consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects that the goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

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

Skurka— On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components, primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

The purchase price consideration of $30.7 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects substantially all of the goodwill recognized in accounting for the acquisition to be deductible for income tax purposes.

Avionic Instruments—On July 9, 2004, TransDigm acquired all of the outstanding capital stock of Avionic Instruments, Inc. (“Avionic Instruments”) and DAC Realty Corp. (“DAC”) for approximately $20.9 million in cash, net of a purchase price adjustment of $0.6 million, net of fees, received in April 2005. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on many commercial and regional transports as well as corporate and military aircraft. DAC is a realty company that holds the real property for Avionic Instruments. Avionic Instruments’ product characteristics and market position fit well with the Company’s overall direction.

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

Pro forma net sales and results of operations for the acquisitions described above, had the acquisitions occurred at the beginning of the thirteen and thirty-nine week periods ended July 2, 2005 and June 26, 2004, respectively, are not significant and, accordingly, are not provided.

5.	MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	July 2, 2005
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities

U.S. Treasury Notes	$8,823	$3	$12	$8,814
U.S. Government Agency mortgage- backed securities	20,342	26	59	20,309
Corporate bonds	7,884	1	198	7,687
Asset backed securities	10,585	7	85	10,507

Total	$47,634	$37	$354	$47,317

	September 30, 2004
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$19,212	$15	$13	$19,214
U.S. Government Agency mortgage-backed securities	11,055	13	20	11,048
Corporate bonds	8,689	3	71	8,621
Asset backed securities	11,715	24	21	11,718

Total	$50,671	$55	$125	$50,601

Proceeds from the sale/maturity of marketable securities were $18.0 million and $14.4 million during the thirteen week periods ended July 2, 2005 and June 26, 2004 and $68.4 million and $14.4 million during the thirty-nine week periods ended July 2, 2005 and June 26, 2004. Gross realized gains and losses for the thirteen and thirty-nine week periods ended July 2, 2005 and June 26, 2004 were immaterial.

The net carrying values of debt securities at July 2, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

Available-for-Sale	Fair Value
Due in one year or less	$3,919
Due after one year through three years	18,201
Due after three years	4,888

27,008
Mortgage-backed securities	20,309

Total	$47,317

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	July 2, 2005	September 30, 2004
Work-in-progress and finished goods	$41,779	$36,728
Raw materials and purchased component parts	42,247	34,314

Total	84,026	71,042
Reserve for excess and obsolete inventory	(7,895)	(6,657)

Inventories—net	$76,131	$64,385

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$89,686	$7,446	$82,240
License agreement	9,373	1,017	8,356
Trade secrets	11,772	1,025	10,747
Patented technology	1,481	341	1,140
Order backlog	9,245	8,307	938

Total	$121,557	$18,136	$103,421

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$4,363	$80,823
License agreement	9,468	625	8,843
Trade secrets	11,772	623	11,149
Patented technology	1,345	209	1,136
Order backlog	7,630	6,480	1,150

Total	$115,401	$12,300	$103,101

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both July 2, 2005 and September 30, 2004.

The aggregate amortization expense on identifiable intangible assets for the thirteen and thirty-nine weeks ended July 2, 2005 and June 26, 2004 was approximately $2.1 million, $5.8 million, $2.9 million, and $8.5 million, respectively. The estimated amortization expense for fiscal 2005 is $7.6 million and for each of the five succeeding years 2006 through 2010 is $5.9 million, $5.4 million, $5.4 million, $5.2 million and $5.2 million, respectively.

Intangible assets acquired during the thirty-nine weeks ended July 2, 2005 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$43,811	None

Intangible assets subject to amortization:
Unpatented technology	4,500	20 years
Order backlog	1,615	1 year

	6,115	15 years

Total	$49,926

The Company is in the process of obtaining third party valuations of certain intangible assets; thus the amount of goodwill and other intangible assets recorded is subject to adjustment.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2004 through July 2, 2005 (in thousands):

Balance, September 30, 2004	$812,460
Acquisitions	43,811
Other	764

Balance, July 2, 2005	$857,035

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the thirty-nine week periods ended July 2, 2005 and June 26, 2004 (in thousands):

	Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004
Liability balance at beginning of period	$2,829	$3,070
Product warranty accrual	982	1,005
Warranty costs incurred	(1,151)	(1,296)
Acquisitions	435	—

Liability balance at end of period	$3,095	$2,779

9.	RETIREMENT PLANS

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

The components of net periodic benefit cost are detailed below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Service cost	$21	$23	$63	$68
Interest cost	96	94	288	282
Expected return on plan assets	(67)	(64)	(201)	(191)
Net amortization and deferral	8	7	24	22

	$58	$60	$174	$181

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options. Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five-year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $1.5 million, $4.3 million, $1.4 million and $4.2 million for the thirteen and thirty-nine week periods ended July 2, 2005 and June 26, 2004, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the 8 3/8 Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its amended and restated senior secured credit facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of July 2, 2005 and September 30, 2004 and its statements of income and cash flows for the thirty-nine weeks ended July 2, 2005 and June 26, 2004.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 2, 2005

( Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$40,802	$(606)	$—	$40,196
Marketable securities	—	47,317	—	—	47,317
Trade accounts receivable - Net	—	21,505	35,405	—	56,910
Inventories	—	20,942	55,189	—	76,131
Deferred income taxes	—	8,492	—	—	8,492
Prepaid expenses and other	—	1,030	1,112	—	2,142

Total current assets	—	140,088	91,100	—	231,188

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	593,803	2,037,944	688,955	(3,320,702)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	22,361	41,325	—	63,686

GOODWILL	—	407,779	449,256	—	857,035

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	35,326	68,095	—	103,421

DEBT ISSUE COSTS - Net	—	20,290	—	—	20,290

OTHER	—	776	—	—	776

TOTAL ASSETS	$593,803	$2,717,561	$1,411,231	$(3,320,702)	$1,401,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	7,143	7,374	—	14,517
Accrued liabilities	—	24,594	8,825	—	33,419

Total current liabilities	—	34,680	16,199	—	50,879

LONG-TERM DEBT - Less current portion	—	687,642	—	—	687,642

DEFERRED INCOME TAXES	—	66,664	—	—	66,664

OTHER NON-CURRENT LIABILITIES	—	1,798	1,107	—	2,905

Total liabilities	—	790,784	17,306	—	808,090

STOCKHOLDERS’ EQUITY	593,803	1,926,777	1,393,925	(3,320,702)	593,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593,803	$2,717,561	$1,411,231	$(3,320,702)	$1,401,893

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

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2005

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$107,932	$161,357	$—	$269,289

COST OF SALES	—	48,656	88,210	—	136,866

GROSS PROFIT	—	59,276	73,147	—	132,423

OPERATING EXPENSES:
Selling and administrative	—	14,610	13,231	—	27,841
Amortization of intangibles	—	1,437	4,399	—	5,836

Total operating expenses	—	16,047	17,630	—	33,677

INCOME FROM OPERATIONS	—	43,229	55,517	—	98,746

OTHER INCOME (EXPENSES):
Interest expense - Net	(9,040)	(32,385)	3,576	—	(37,849)
Equity in income of subsidiaries	43,630	37,287	—	(80,917)	—

INCOME BEFORE INCOME TAXES	34,590	48,131	59,093	(80,917)	60,897

INCOME TAX PROVISION (BENEFIT)	(3,336)	4,501	21,806	—	22,971

NET INCOME	$37,926	$43,630	$37,287	$(80,917)	$37,926

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 26, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$94,140	$121,793	$—	$215,933

COST OF SALES	—	45,971	76,405	—	122,376

GROSS PROFIT	—	48,169	45,388	—	93,557

OPERATING EXPENSES:
Selling and administrative	—	13,696	8,336	—	22,032
Amortization of intangibles	—	3,852	4,669	—	8,521

Total operating expenses	—	17,548	13,005	—	30,553

INCOME FROM OPERATIONS	—	30,621	32,383	—	63,004

OTHER INCOME (EXPENSES):
Interest expense - Net	(7,429)	(32,087)	2,652	—	(36,864)
Equity in income of subsidiaries	21,148	22,072	—	(43,220)	—

INCOME BEFORE INCOME TAXES	13,719	20,606	35,035	(43,220)	26,140

INCOME TAX PROVISION (BENEFIT)	(2,749)	(542)	12,963	—	9,672

NET INCOME	$16,468	$21,148	$22,072	$(43,220)	$16,468

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2005

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$37,926	$43,630	$37,287	$(80,917)	$37,926
Adjustments to reconcile net income to net cash provided by operating activities	(43,630)	(15,124)	882	80,917	23,045

Net cash provided by operating activities	(5,704)	28,506	38,169	—	60,971

INVESTING ACTIVITIES
Capital expenditures	—	(2,577)	(2,943)	—	(5,520)
Acquisition of businesses	—	(63,082)	—	—	(63,082)
Purchase of marketable securities	—	(65,320)	—	—	(65,320)
Sales and maturity of marketable securities	—	68,355	—	—	68,355

Net cash used in investing activities	—	(62,624)	(2,943)	—	(65,567)

FINANCING ACTIVITIES:
Changes in intercompany activities	5,704	28,478	(34,182)	—	—
Payment of amounts borrowed under credit facility	—	(2,206)	—	—	(2,206)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	5,704	24,772	(34,182)	—	(3,706)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9,346)	1,044	—	(8,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$40,802	$(606)	$—	$40,196

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 26, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$16,468	$21,148	$22,072	$(43,220)	$16,468
Adjustments to reconcile net income to net cash provided by operating activities	15,555	5,664	12,045	43,220	76,484

Net cash provided by operating activities	32,023	26,812	34,117	—	92,952

INVESTING ACTIVITIES
Purchase of marketable securities	—	(64,788)	—	—	(64,788)
Sales and maturity of marketable securities	—	14,444	—	—	14,444
Capital expenditures	—	(1,735)	(1,635)	—	(3,370)

Net cash used in investing activities	—	(52,079)	(1,635)	—	(53,714)

FINANCING ACTIVITIES:
Changes in intercompany activities	(31,527)	65,505	(33,978)	—	—
Payment of amounts borrowed under credit facility	—	(737)	—	—	(737)
Payment of license obligation	—	(1,500)	—	—	(1,500)
Purchase of common stock	(520)	—	—	—	(520)
Proceeds from exercise of stock options	24	—	—	—	24

Net cash provided by (used in) financing activities	(32,023)	63,268	(33,978)	—	(2,733)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	38,001	(1,496)	—	36,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$57,353	$(1,946)	$—	$55,407

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

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report include but are not limited to:

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

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by those cautionary statements. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Most of the Company’s products share four common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; (3) sole source provider; and (4) significant share of niche markets.

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, aircraft and engine original equipment manufacturers, or OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts and services in the commercial and defense aftermarkets. The majority of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm’s operating units have over 40 years of experience in most of their product lines, which allows them to benefit from a large and growing installed base of aircraft.

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

Recent Developments

On June 30, 2005, TransDigm, through its wholly-owned Skurka Aerospace subsidiary, acquired an aerospace motor product line from Eaton Corporation. The Eaton business has been a long-time supplier of aerospace motors and related products and is located in Burbank, California, a suburb of Los Angeles. The motor products are used on a range of commercial aircraft, as well as military programs. The business’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall business and strategic direction. The motor product line will be consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“FRC”), a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. FRC designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. FRC’s product characteristics and market position fit well with TransDigm’s overall direction. In addition, as a result of the acquisition, TransDigm expects to reduce the combined operating costs through the integration of the FRC manufacturing process with its existing AeroControlex division.

On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. The transaction was funded through the use of the Company’s existing cash balances. Skurka designs and manufactures engineered aerospace components primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

EBITDA and EBITDA, As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA, As Defined (in millions).

	Thirteen Weeks Ended July 2, 2005	Thirteen Weeks Ended June 26, 2004	Thirty- Nine Weeks Ended July 2, 2005	Thirty-Nine Weeks Ended June 26, 2004
Net income	$13.8	$11.2	$37.9	$16.5
Adjustments:
Depreciation and amortization expense	4.4	4.9	12.5	14.3
Interest expense, net	13.0	11.7	37.8	36.8
Income tax provision	8.9	6.5	23.0	9.7

EBITDA (1)	40.1	34.3	111.2	77.3
Adjustments:
Inventory purchase accounting adjustments (2)	0.4	—	1.3	18.1
Acquisition integration costs (3)	0.7	0.2	0.8	1.2
Non-cash compensation and deferred compensation costs (4)	1.7	1.5	4.9	4.6

EBITDA, As Defined (1)	$42.9	$36.0	$118.2	$101.2

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting charges, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of our operating performance. EBITDA and EBITDA, As Defined, are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The amended and restated senior credit agreement requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charged coverage ratio and interest coverage ratio. Leverage ratio is defined in the amended and restated senior credit agreement, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the credit agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the amended and restated senior credit agreement as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period; the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the amended and restated senior credit agreement could result in an event of default thereunder (and, in turn, an event of default under the amended and restated senior credit agreement could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The amended and restated senior credit agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP, and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.
(2)	Represents the portion of the purchase accounting adjustment to inventory pertaining to the acquisitions of Skurka and FRC and the Merger that was charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate FRC and Norco businesses into the Company’s operations.
(4)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

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

A summary of our significant accounting policies and estimates is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2004. There has been no significant change to our critical accounting policies during the thirty-nine week period ended July 2, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	100%	100%	100%	100%

Gross profit	49	52	49	43
Selling and administrative expenses	10	10	10	10
Amortization of intangibles	2	4	2	4

Income from operations	37	38	37	29
Interest expense - net	14	15	14	17
Income tax provision	9	8	9	4

Net income	14%	15%	14%	8%

Changes in Results of Operations

Thirteen-week period ended July 2, 2005 compared with the thirteen-week period ended June 26, 2004.

•	Net Sales. Net sales increased by $21.2 million, or 27.9%, to $97.6 million for the quarter ended July 2, 2005, from $76.4 million for the comparable quarter last year. Sales growth excluding acquisitions was $8.1 million and represented a 10.6% increase over the prior year. The remaining $13.1 million of the increase resulted from the acquisitions of Avionic Instruments, Skurka and FRC (collectively, the “Acquisitions”). Excluding the Acquisitions, OEM sales were 29% greater than the comparable quarter last year and aftermarket sales were up slightly despite a decline in military aftermarket sales from the prior year quarter.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $8.1 million, or 20.3%, to $47.9 million for the quarter ended July 2, 2005 from $39.8 million for the comparable quarter last year. Gross profit as a percentage of sales decreased approximately three percentage points to 49% for the thirteen week period ended July 2, 2005 from 52% for the thirteen week period ended June 26, 2004. The increase in gross profit was due to the increase in sales discussed above. The decrease in gross profit as a percentage of sales was due to the dilutive effect of lower margins with the Acquisitions (including the negative impact of start-up costs and inventory purchase accounting charges) and less favorable product mix from higher OEM sales.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $2.6 million, or 33.9%, to $10.1 million, or 10.3% of sales, for the quarter ended July 2, 2005 from $7.5 million, or 9.9% of sales, for the comparable quarter last year. The increase is primarily due to the Acquisitions and the higher sales discussed above.

•	Amortization of Intangibles. Amortization of intangibles decreased by $0.8 million to $2.1 million for the quarter ended July 2, 2005 from $2.9 million for the comparable quarter last year. The decrease was due to the order backlog that was recorded in accounting for the Merger that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense on the additional identifiable intangible assets recognized in connection with the Acquisitions discussed above.

•	Income from Operations. Operating income increased by $6.3 million, or 21.4%, to $35.7 million for the quarter ended July 2, 2005 from $29.4 million for the comparable quarter last year, due to the factors described above.

•	Interest Expense. Interest expense increased $1.3 million, or 10.9%, to $13.0 million for the quarter ended July 2, 2005 from $11.7 million for the comparable quarter last year principally due to an increase in interest rate on borrowings under the Company’s credit facility to 5.3% for the quarter ended July 2, 2005 from 3.5% for the comparable quarter last year.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 39% for the quarter ended July 2, 2005 compared to 37% for the comparable quarter last year. The increase in income tax expense as a percentage of income before income taxes was primarily due to the adoption of a change in the Ohio tax code effective July 1, 2005 resulting in an adjustment to non-current deferred income tax assets and liabilities and a charge to income tax expense of $0.5 million.

•	Net Income. The Company earned $13.8 million for the third quarter of fiscal 2005 compared to $11.2 million for the third quarter of fiscal 2004, primarily as a result of the factors referred to above.

Thirty-nine week period ended July 2, 2005 compared with the thirty-nine week period ended June 26, 2004.

•	Net Sales.Net sales increased by $53.4 million, or 24.7%, to $269.3 million for the thirty-nine week period ended July 2, 2005, from $215.9 million for the comparable period last year. The increase is primarily due to net sales attributable to the Acquisitions totaling $27.6 million, an increase in OEM sales of $14.9 million and an increase in aftermarket sales of $10.9 million.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $38.8 million, or 41.5%, to $132.4 million for the thirty-nine week period ended July 2, 2005 from $93.6 million from the comparable period last year. This increase is primarily attributable to higher sales discussed above and unfavorable charges recorded during fiscal 2004. Cost of sales in the prior year period included an $18.1 million charge, or 8.4% of net sales, pertaining to the inventory purchase price adjustment recorded in accounting for the Merger which occurred in July 2003 and $1.2 million, or 0.5% of net sales, of non-recurring integration costs pertaining to the Norco acquisition.

Gross profit as a percentage of sales increased 5.9 margin points to 49.2% for the thirty-nine week period ended July 2, 2005 from 43.3% for the comparable period last year principally due to the inventory purchase price adjustment and non-recurring charges discussed above. This increase in gross profit as a percentage of sales was partially offset by less favorable product mix and the dilutive effect of lower margins with the Acquisitions during the thirty-nine week period ended July 2, 2005.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $5.8 million or 26.4%, to $27.8 million for the thirty-nine week period ended July 2, 2005 from $22.0 million for the comparable period last year primarily due to the Acquisitions and higher sales discussed above. Selling and administrative expenses as a percentage of net sales was approximately 10% for both the thirty-nine week period ended July 2, 2005 and the comparable period last year.

•	Amortization of Intangibles. Amortization of intangibles decreased by $2.7 million to $5.8 million for the thirty-nine week period ended July 2, 2005 from $8.5 million for the comparable period last year. The decrease was due to the order backlog that was recorded in accounting for the Merger that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense on the additional identifiable intangible assets recognized in connection with the Acquisitions discussed above.

•	Income from Operations. Operating income increased by $35.7 million, or 56.7%, to $98.7 million for the thirty-nine week period ended July 2, 2005 from $63.0 million for the comparable period last year, due to the factors described above.

•	Interest Expense. Interest expense increased $1.0 million, or 2.7%, to $37.9 million for the thirty-nine week period ended July 2, 2005 from $36.9 million for the comparable period last year principally due to an increase in interest rate on borrowings under the Company’s credit facility partially offset by an increase in interest income.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 38% for the thirty-nine week period ended July 2, 2005 compared to 37% for the comparable period last year. The increase in income tax expense as a percentage of income before income taxes was primarily due to the adoption of a change in the Ohio tax code effective July 1, 2005 resulting in an adjustment to non-current deferred income tax assets and liabilities and a charge to income tax expense of $0.5 million.

•	Net Income. The Company earned $37.9 million for the thirty-nine week period ended July 2, 2005 compared to $16.5 million for the comparable period last year, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of July 2, 2005, the Company estimated its sales order backlog at $207.6 million compared to an estimated $136.8 million as of June 26, 2004. This increase in backlog is due to the Acquisitions discussed above totaling approximately $47 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of July 2, 2005 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 2, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that the U.S. Government or foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen and thirty-nine week periods ended July 2, 2005 and June 26, 2004, respectively, were not significant.

Liquidity and Capital Resources

The Company generated $61.0 million of cash from operating activities during the thirty-nine week period ended July 2, 2005 compared to $93.0 million generated during the comparable period ended June 26, 2004. The decrease of $32.0 million is primarily due to the receipt of income tax refunds of $37.1 million in fiscal 2004 resulting primarily from merger expense of $176 million incurred in fiscal 2003.

Cash used in investing activities was $65.6 million during the thirty-nine weeks ended July 2, 2005 primarily a result of the Acquisitions discussed above. Cash used in investing activities was $53.7 million during the thirty-nine week period ended June 26, 2004 consisting primarily of the Company’s net investment in marketable securities of $50.3 million.

Cash used in financing activities during the thirty-nine weeks ended July 2, 2005 increased to $3.7 million compared to $2.7 million during the thirty-nine weeks ended June 26, 2004. The increase of $1.0 million is primarily due to an increase in the repayment of amounts borrowed under its senior credit facility.

In connection with the Merger, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At July 2, 2005, the Company had a $0.85 million letter of credit outstanding and $99.15 million of borrowings available under the Amended and Restated Senior Credit Facility.

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

The interest rates per annum applicable to loans other than swingline loans (i.e., a short-term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the Amended and Restated Senior Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. The applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals.

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

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of July 2, 2005, the only subsidiary of TransDigm that has not guaranteed the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At July 2, 2005, the Company had borrowings under its senior secured credit facilities of $290.6 million that were subject to interest rate risk. Borrowings under the Company’s senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that will be subject to periodic adjustment based on the achievement of certain performance goals. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its senior secured credit facilities. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $2.9 million based on the amount of outstanding borrowings at July 2, 2005. The weighted average interest rate on the $290.6 million of borrowings under the senior secured credit facilities on July 2, 2005 was 5.4%.

Because the interest rates on borrowings under the senior secured credit facilities vary with market conditions, the amount of outstanding borrowings under the senior secured credit facilities approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $426 million at July 2, 2005 based upon quoted market rates.

ITEM 4

CONTROLS AND PROCEDURES

As of July 2, 2005, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Holdings and TransDigm Inc. in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the thirty-nine week period ending July 2, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of the end of the fiscal year. In March 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. As a result, Section 404 will not be effective for the Company until September 30, 2006. The Company is actively pursuing its compliance efforts and utilizing outside assistance for documenting, testing and evaluating the effectiveness of its internal control over financial reporting in order to be in full compliance with all requirements of Section 404 as of September 30, 2006.

PART II: OTHER INFORMATION

ITEM 6 Exhibits

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 11, 2005

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2005

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 11, 2005
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2005
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JULY 2, 2005

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.