Form 10-K
period 2005-09-30
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2005-11-30
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Registrants’ Telephone Number, Including Area Code: (216) 706-2939

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrants as of April 2, 2005, based upon the last sale price of such voting and non-voting common stock on that date was $0.

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of November 22, 2005.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of November 22, 2005.

Documents incorporated by reference: None

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, and 7 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

In this Report, the term “Holdings” refers to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to Holdings, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2005” or “fiscal 2005” means the period from October 1, 2004 to September 30, 2005.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 as NovaDigm Acquisition, Inc., a Delaware corporation, in connection with the acquisition of certain companies from IMO Industries Inc. Holdings, a Delaware corporation, was formed in September 1993. On July 22, 2003, in connection with the acquisition by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) of a majority interest in the Company, certain mergers (the “Mergers”) occurred, the result of which was that a newly formed corporation, TD Holding Corporation (“TD Holding”), held and continues to hold all of the outstanding capital stock of Holdings and Holdings holds all of the outstanding capital stock of TransDigm Inc.

We are a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. We estimate that over 90% of our net sales for fiscal 2005 were generated by proprietary products for which we own the design. These items are generally approved and certified by airframe manufacturers, government agencies, the Federal Aviation Administration, or the FAA, or similar entities or agencies. The Company estimates that it generated approximately 75% of its net sales in fiscal 2005 from products for which it is the sole source provider. Once TransDigm parts are designated as original equipment on an aircraft, the Company generates net sales from recurring aftermarket parts sales over the life of that aircraft. This installed base and our sole source position enable us to capture a long-term stream of aftermarket revenues over the life of an individual aircraft, which will normally fly for 30 or more years. The Company estimates that approximately two-thirds of its net sales for fiscal 2005 were generated from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

We provide components for a large, diverse installed base of aircraft. In the commercial sector, which generated approximately 70% of the Company’s net sales for fiscal 2005, the Company sells to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, system suppliers, and aircraft and engine OEMs. Approximately 27% of the Company’s net sales are attributable to the defense sector. Net sales to the defense sector are generated primarily through sales to the United States and foreign militaries, brokers, distributors and defense OEMs. For the year ended September 30, 2005, the Company generated net sales of approximately $374.3 million.

Products

TransDigm manufactures and supplies highly-engineered proprietary aerospace components (and limited system/subsystems) with significant aftermarket content. TransDigm seeks to develop highly customized products to solve specific needs for aircraft operators and manufacturers. TransDigm attempts to differentiate itself based on engineering service and manufacturing capabilities, and TransDigm typically chooses not to compete for non-proprietary “build to print” business, because it usually offers lower margins than proprietary products. TransDigm’s products have strong brand names within the industry, and the Company has a reputation for high quality, reliability and customer support.

TransDigm’s major product lines include: (1) ignition system components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (2) gear pumps used primarily in lubrication and fuel applications; (3) mechanical/electromechanical actuators and controls used in numerous actuation applications; (4) NiCad batteries/chargers used to provide starting and back up power; (5) power conditioning devices used to modify and control electrical power; (6) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance; (7) engineered connectors used in fuel, pneumatic and hydraulic applications; (8) engineered latching and locking devices used in various bin, security and other applications; (9) lavatory hardware and components; (10) specialized AC/DC electric motors and components used in various defense and commercial applications; and (11) specialized valving used in fuel, hydraulic and pneumatic applications.

The major end users of TransDigm’s products include most of the world’s major airlines, the United States and foreign militaries, and leading engine and airframe OEMs such as The Boeing Company, Airbus S.A.S., General Electric Company, United Technologies Corporation, Rolls-Royce plc, Honeywell International Inc., Bombardier Inc., Embraer (Embresa Brasileira de Aeronáutica, S.A.), Cessna Aircraft Company, Gulfstream Aerospace Corporation, Raytheon Company, Northrop Grumman Corporation and Lockheed Martin Corporation. TransDigm sells its products directly to these OEMs and end users and also through the industry’s leading distributors such as Aviall, Inc. and Satair A/S.

Sales and Marketing

Consistent with TransDigm’s overall strategy, TransDigm’s sales and marketing organization is structured to continually develop a stream of technical solutions that meets customer needs. In particular, TransDigm attempts to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket segment.

TransDigm has structured its sales efforts along its major product lines, assigning a product line manager to each major product line. Each product line manager is expected to grow the sales and profitability of his product line and to achieve the targeted annual level of bookings, sales, new business and profitability for each product line. The product line managers are assisted by account managers and sales engineers who are responsible for covering major OEM and airline accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account, and, together with the product line managers, to determine when additional resources are required at customer locations. Most of TransDigm’s sales personnel are compensated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. TransDigm also uses a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. TransDigm’s major distributors are Aviall, Inc. and Satair A/S.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2005, the Company estimated its sales order backlog at $200.0 million compared to an estimated $154.8 million of sales order backlog as of September 30, 2004. This increase in backlog of $45.2 million is due, in part, to the acquisitions of Skurka Engineering Company, Fluid Regulators Corporation and a motor product line from Eaton Corporation. The increase in backlog attributable to those acquisitions is approximately $23 million. The balance of the increase in sales order backlog is due to increases in various product lines primarily in the commercial OEM and commercial aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2005 are scheduled for delivery within the next 12 months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. The Company’s direct sales to foreign customers were approximately $81.5 million, $69.9 million and $87.8 million for the years ended September 30, 2005, 2004 and 2003, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Manufacturing and Engineering

TransDigm maintains eight principal manufacturing facilities. Each facility serves specific product lines and comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. The Company continually strives to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product line profit and loss accounting, investing in equipment, tooling, and information systems and implementing broad-based employee training programs. Management believes that TransDigm’s manufacturing systems and equipment contribute to its ability to compete by permitting it to meet the rigorous tolerances and cost sensitive price structure of aircraft customers. The Company focuses its manufacturing activities by product line, alternating its equipment among designs as demand requires.

TransDigm attempts to differentiate itself from its competitors by producing uniquely engineered products with high quality and timely delivery. TransDigm’s proprietary products are designed by its engineering staff and are intended to serve the needs of the aircraft component industry, particularly through its new product initiatives. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of the Company’s customers’ tolerance and quality requirements.

TransDigm uses sophisticated equipment and procedures to attempt to ensure the quality of its products and comply with military specifications and FAA and OEM certification requirements. TransDigm performs a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout its manufacturing facilities.

Customers

TransDigm’s customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2005, the U.S. government through various agencies and buying organizations accounted for approximately 11% of the Company’s net sales, Aviall, Inc. (a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 10% of the Company’s net sales, and Honeywell International Inc. accounted for approximately 9% of the Company’s net sales. Products supplied to many of the Company’s customers, including the three largest customers, are used on multiple platforms.

Active commercial production programs include the Boeing 777, 747, 757, 767 and 737, the Airbus A319/20/21, A330/A340 and the A300/310, the Bombardier CRJ’s and Challenger, Embraer RJ’s, Cessna Citation family, Raytheon Premier and Hawker and most Gulfstream Airframes. Military platforms include aircraft such as the Boeing F-15 and F-18, Lockheed Martin F-16, the Northup Grummon E2C (Hawkeye), Joint Strikefighter, Boeing C-17, Lockheed C-130J and the Blackhawk, Chinook, Hawkeye and Apache helicopters.

TransDigm has strong customer relationships with almost all important, large commercial transport, regional, general aviation and military OEMs. The demand for the Company’s aftermarket parts and services depends on the breadth of its installed OEM base, revenue passenger miles and, to a lesser extent, airline profitability and the size and age of the worldwide aircraft fleet. TransDigm is also a leading supplier of components used on U.S. designed military aircraft, including components that are used on a variety of fighter aircraft, military freighters and military helicopters.

Competition

TransDigm competes with a number of established companies, including divisions of larger companies that have significantly greater financial, technological and marketing resources than we do. The niche markets within the aerospace industry that TransDigm serves are relatively fragmented, with TransDigm facing several competitors for many of the products and services it provides. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in TransDigm’s product lines range in size from divisions of large public corporations to small privately held entities, with only one or two components in their entire product line.

TransDigm competes on the basis of engineering, manufacturing and marketing high quality products which meet or exceed the performance and maintenance requirements, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification, and technical requirements, and the investments necessary in development and certification, create barriers to entry for potential new competitors. When our customers receive products that meet or exceed expectations and performance standards, they have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, concerns about safety and flight delays if products are unavailable or undependable make our customers continue long term supplier relationships.

Governmental Regulation

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. TransDigm, and the components it manufactures, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

TransDigm must also satisfy the requirements of its customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and TransDigm believes that it currently satisfies or exceeds these maintenance standards in its repair and overhaul services. Several of the Company’s operating divisions include FAA approved repair stations.

In addition, sales of many of TransDigm’s products that will be used on aircraft owned by non-U.S. entities are subject to compliance with U.S. export control laws.

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

Environmental Matters

TransDigm’s operations and facilities are subject to federal, state and local environmental laws and regulations governing, among other matters, the emission, discharge, generation, management, transportation and disposal of hazardous materials, wastes and pollutants, the investigation and remediation of contaminated sites, and permits required in connection with its operations. Although management believes that TransDigm’s operations and facilities are in material compliance with applicable environmental laws, management cannot provide assurance that future changes in such laws, or the regulations or requirements thereunder, or in the nature of TransDigm’s operations will not require TransDigm to make significant additional expenditures to ensure compliance in the future. Further, TransDigm could incur substantial costs, including cleanup costs, fines and sanctions, and third party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law, or the environmental permits required for its operations.

Under some environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by that person. Because TransDigm owns and/or operates a number of facilities that have a history of industrial or commercial use and because TransDigm arranges for the disposal of hazardous materials at many disposal sites, TransDigm may and does incur costs for investigation, removal and remediation. TransDigm receives inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although TransDigm has not incurred any material investigation or cleanup costs to date and investigation and cleanup costs are not expected to be material in the future, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites, or the failure of any other potentially liable party to meet its obligations, could result in significant liability for TransDigm.

Employees

As of September 30, 2005, TransDigm had approximately 1,300 employees. Approximately 9% of TransDigm’s employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 5% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between TransDigm and these labor unions expire in April 2008, November 2008 and May 2006, respectively. TransDigm considers its relationship with its employees generally to be satisfactory.

Risk Factors

Set forth below are important risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report.

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health.

The Company has a significant amount of indebtedness, totaling approximately $689.8 million at September 30, 2005, with an aggregate of $289.8 million outstanding under TransDigm Inc.’s amended and restated senior secured credit facilities (the “Amended and Restated Senior Credit Facility”), and an aggregate of $400 million of principal amount of TransDigm Inc.’s 8 3/8% Senior Subordinated Notes outstanding under the indenture governing such notes (the “Indenture”).

The Company’s substantial indebtedness could have important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants contained in our indebtedness documents, among other things, our ability to borrow additional funds.

In addition, subject to certain conditions being satisfied and our compliance with certain terms of our Amended and Restated Senior Credit Facility and our Indenture, we are permitted to make certain distributions to our ultimate parent company, TD Holding, so long as the proceeds of any such distribution to TD Holding are used, directly or indirectly, by TD Holding to pay interest in respect of certain specified indebtedness of TD Holding. While none of TransDigm Holding Company, TransDigm Inc. or any of TransDigm Inc.’s direct or indirect subsidiaries are obligors in respect of the indebtedness of TD Holding, subject to the terms of our Amended and Restated Senior Credit Facility and our Indenture, we anticipate that we will make periodic cash distributions to TD Holding to enable TD Holding to pay interest in respect of its indebtedness. Any amounts distributed to TD Holding will reduce our cash flow that would have otherwise been available to fund future working capital, capital expenditures, research and development and other general corporate purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information.

Increases in interest rates could increase our interest expense.

For the fiscal year ended September 30, 2005, our interest expense was approximately $51.5 million.

We may be adversely affected by increases in interest rates. Our debt under the Amended and Restated Senior Credit Facility, which includes a $294 million term loan facility and a revolving loan facility of $100 million, bears interest at floating rates. Interest on the loans extended to us under our Amended and Restated Senior Credit Facility accrues based on either an alternate base rate or an adjusted London Interbank Offered rate, or LIBO rate, in each case plus an applicable margin. The alternate base rate is the higher of (i) Credit Suisse First Boston’s prime rate or (ii) 50 basis points over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentage established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. An increase in these variable interest rates could result in an increase to our interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our Amended and Restated Senior Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the Indenture and the Amended and Restated Senior Credit Facility may restrict us from adopting any of these alternatives. Furthermore, neither Warburg Pincus, our principal shareholder, nor any of its affiliates has any continuing obligation to provide us with debt or equity financing. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our outstanding indebtedness, which in turn could have a material adverse effect on our business.

Despite current indebtedness levels, we may still be able to incur substantially more debt.

Subject to certain restrictions, the Amended and Restated Senior Credit Facility and the Indenture permit us to incur substantial additional indebtedness. For example, approximately $99.2 million of the $100 million revolving loan facility under our Amended and Restated Senior Credit Facility was available as of September 30, 2005, and may be drawn at any time thereby increasing our overall indebtedness. Furthermore, the Indenture specifically allows us to incur at least $60 million of bank debt in addition to that available under the Amended and Restated Senior Credit Facility.

The terms of our Amended and Restated Senior Credit Facility and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Amended and Restated Senior Credit Facility contains restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including covenants restricting, among other things, our ability to:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale leaseback transactions;

•	make capital expenditures;

•	make loans and investments;

•	declare dividends, or make payments on or redeem or repurchase capital stock;

•	engage in certain mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness, including the 8 3/8% Senior Subordinated Notes;

•	amend or otherwise alter terms of our indebtedness, including the 8 3/8% Senior Subordinated Notes, and other material agreements;

•	sell assets;

•	transact with affiliates; and

•	alter the business that we conduct.

Our Indenture also contains restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt;

•	issue preferred stock of restricted subsidiaries;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	make certain investments;

•	enter into arrangements that restrict dividends from restricted subsidiaries;

•	engage in transactions with affiliates;

•	sell or otherwise dispose of assets; and

•	merge into or consolidate with another entity.

Our Amended and Restated Senior Credit Facility also includes financial covenants, including requirements that we maintain:

•	a minimum interest coverage ratio;

•	a minimum fixed charge coverage ratio; and

•	a maximum leverage ratio.

A breach of any of the covenants contained in our Amended and Restated Senior Credit Facility or our Indenture, including the required financial ratios contained in our Amended and Restated Senior Credit Facility, could result in an event of default under our Amended and Restated Senior Credit Facility or our Indenture. If any such event of default occurs, the lenders under our Amended and Restated Senior Credit Facility and the holders of the 8 3/8% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our Amended and Restated Senior Credit Facility also have the right, if such event of default occurs, to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our Amended and Restated Senior Credit Facility, the lenders under the facility have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they also have the right to prevent us from making debt service payments on the 8 3/8% Senior Subordinated Notes. If the debt under our Amended and Restated Senior Credit Facility or our Indenture were to be accelerated, we cannot provide assurance that our assets would be sufficient to repay in full the 8 3/8% Senior Subordinated Notes and our other debt.

Terrorism

Future terrorist attacks may have a material adverse impact on our business. Following the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. Overall, the terrorist attacks resulted in billions of dollars in losses to the airline industry. Any future acts of terrorism and any allied military response to such acts could result in further acts of terrorism and additional hostilities, including possible retaliatory attacks on sovereign nations, as well as financial, economic and political instability. While the precise effects of any such terrorist attack, military response or instability on our industry and our business is difficult to determine, it could result in further reductions in the use of commercial aircraft. If demand for new aircraft and spare parts decreases, demand for certain of our products would also decrease.

Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of large aircraft are cyclical.

Our aircraft component business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, our aircraft component sales are sensitive to, among other factors, changes in the number of miles flown by paying customers of commercial airlines, which we refer to as revenue passenger miles, or RPMs, and, to a lesser extent, changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

Revenue passenger miles and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, RPMs declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories or file for bankruptcy protection. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products. Therefore, any future decline in RPMs, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business.

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 13% of our net sales in our fiscal year ended September 30, 2005, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, among other things. Prior downturns have adversely affected our net sales, gross margin and net income. These and certain other factors that may cause a downturn in sales to manufacturers of large commercial aircraft in the future may have a material adverse effect on our business.

We rely heavily on certain customers for much of our sales.

Our three largest customers for fiscal 2005 were the U.S. Government through various agencies and buying organizations, Aviall, Inc. (a distributor of commercial aftermarket parts to airlines throughout the world) and Honeywell International Inc. These customers accounted for approximately 11%, 10% and 9%, respectively, of our net sales in fiscal 2005. Our top ten customers for fiscal 2005 accounted for approximately 52% of our net sales. The loss of, or any significant decrease in our sales to, any one or more of these key customers could have a material adverse effect on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and therefore do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, some of those customers may terminate the contracts on short notice and, in many other cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays in orders by a customer or a group of customers could have a material adverse effect on our business, financial condition and results of operations.

We also have entered into multi-year, fixed-price contracts with some of our OEM customers, where we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs for making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, which increases the risks of delays or cost overruns. Most of our contracts do not permit us to recover for increases in raw material prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes. Any such increases are likely to have an adverse effect on our business.

Government contracts entail certain risks.

Approximately 27% of our net sales in fiscal 2005 were related to products used worldwide in the production and maintenance of military aircraft and other military equipment.

Government contracts are dependent upon the U.S. defense budget.

The U.S. Department of Defense (“DOD”) budget has increased for each fiscal year from fiscal year 1997 to the recently approved budget for fiscal year 2006, and, based on the Bush Administration’s current Future Year Defense Plan, the DOD budget is expected to continue to increase modestly through fiscal 2010. However, the future DOD budgets after fiscal year 2006 could be negatively impacted by several factors, including but not limited to the U.S. Government’s budget deficits and spending priorities and the costs of sustaining the U.S. military presence and rebuilding operations in Iraq and Afghanistan, which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in material decreases in our sales, earnings and cash flow. U.S. Government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a program, the contract is usually partially funded, and additional monies are normally committed to the contract only if the appropriations are made by Congress for future fiscal years.

Government contracts contain unfavorable termination provisions and are subject to audit and modification.

Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	Suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	Terminate existing contracts;

•	Reduce the value of existing contracts;

•	Audit our contract-related costs and fees, including allocated indirect costs; and

•	Control and potentially prohibit the export of our products.

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

On certain cost-based contracts, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. At any point in time, we may or may not have such contracts. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of goodwill, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts. Further, as a U.S. Government contractor, we are subject to investigation, legal action and/or liability that would not apply to a commercial company.

In addition, even with respect to those government contracts that are firm fixed price in form and not subject to routine audit, the DOD Office of Inspector General may review the prices charged by the Company to the DOD for various reasons authorized by statute. In this regard, certain of TransDigm’s divisions and subsidiaries have recently been subject to a DOD Office of Inspector General review of the Company’s records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from certain Company divisions and subsidiaries in fiscal years 2002-2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

In addition to these U.S. Government contract risks, we are at times required to obtain approval from U.S. Government agencies to export our products. Additionally, we are not permitted to export some of our products. Failure to receive required approvals or licenses would eliminate our ability to sell our products outside the United States. Penalties for failure to comply with these laws could be significant.

Approximately 11% of our net sales in fiscal 2005 were to the U.S. Government through various agencies and buying organizations. Any unexpected termination of a significant government contract or material reduction in prices paid by the U.S. Government would have an adverse effect on our business.

Our business may be adversely affected if we would lose our government or industry approvals or if more onerous government regulations are enacted or industry oversight increased.

The aerospace component industry is highly regulated in the United States and in other countries. In order to sell our components, we and the components we manufacture must be certified by the FAA, the DOD and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if material authorizations or approvals were revoked or suspended, our business would be adversely affected.

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

Because our products are complicated and highly engineered, we depend on an educated and trained workforce. There is substantial competition for skilled personnel in the aircraft component industry, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.

As of September 30, 2005, we had approximately 1,300 employees. Approximately 9% of TransDigm’s employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 5% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between TransDigm and these labor unions expire in April 2008, November 2008 and May 2006, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could have a material adverse effect on our business.

If we lose our senior management, our business may be adversely affected.

Our success is dependent upon the efforts of our senior management, as well as on our ability to attract and retain senior management. There is substantial competition for these kinds of personnel in the aircraft component industry. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover, or attract additional qualified senior management personnel. We have not entered into employment agreements with any of our key executive officers, other than our Chief Executive Officer, W. Nicholas Howley, our President and Chief Operating Officer, Raymond F. Laubenthal, and our Executive Vice President and Chief Financial Officer, Gregory Rufus. The loss of our key executive officers could have a material adverse effect on our business.

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

Although we manufacture all of our products in the United States, we purchase some of the components that we use in our products from foreign suppliers. In addition, our direct sales to foreign customers were approximately $81.5 million, $69.9 million and $87.8 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Also, a portion of the products we sell to domestic distributors are resold to foreign end-users. All of these sales are subject to numerous additional risks, including currency fluctuations, differing protection of intellectual property, foreign customs and tariffs, political uncertainties and differences in business practices.

Foreign governments could adopt regulations or take other actions that could have a direct or indirect adverse impact on our business or market opportunities abroad. Furthermore, the political, cultural and economic climate outside the United States may not be favorable to our business and growth strategy.

We intend to pursue future acquisitions, and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. We may pay for future acquisitions from internally generated funds, bank borrowings, public or private securities offerings, or some combination of these methods. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the money necessary to complete future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs, any one or more of which could have a material adverse effect on our results of operations or financial condition.

In addition, we may not be able to successfully integrate any business we acquire into our existing business or the businesses we acquire may not be profitable. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner could have a material adverse effect on our results of operations and financial condition.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology were approximately $230.0 million at September 30, 2005, representing approximately 16% of our total assets. Goodwill recognized in accounting for the Mergers and other recent acquisitions was approximately $855.7 million at September 30, 2005, representing approximately 60% of our total assets.

Under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and identifiable intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the business, and a variety of other circumstances. The amount of any impairment must be written off. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies, some of which have significantly greater resources than we do, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We may have to adjust the prices of some of our products to stay competitive. Our inability to compete successfully with respect to these or other factors may materially adversely affect our business and financial condition.

We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced. While we believe that our liability insurance is adequate to protect us from future products liability claims, if such claims were to arise such insurance coverage may not be adequate.

Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business.

Warburg Pincus controls us.

As of September 30, 2005, Warburg Pincus beneficially owned, as defined in the Exchange Act, approximately 70% of the outstanding common stock of TD Holding, the parent company of Holdings. Warburg Pincus can elect a majority of the members of Holdings’ and TransDigm Inc.’s boards of directors, appoint new management and approve any action requiring the approval of our stockholders, including amendment of our certificates of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus are authorized to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. The interests of Warburg Pincus and its affiliates could conflict with the interests of our other stakeholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Warburg Pincus’ interests might conflict with the interests of our other stakeholders. In addition, Warburg Pincus may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other stakeholders. Furthermore, Warburg Pincus may own businesses that directly compete with ours.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2005 are as follows:

Location	Square Footage
Los Angeles, CA	131,000
Cleveland, OH	43,400
Painesville, OH	56,500
Waco, TX	218,800
Liberty, SC	219,000
Avenel, NJ	48,500

TransDigm’s leased properties as of September 30, 2005 are as follows:

Location	Square Footage
Fullerton, CA	100,000
Camarillo, CA	70,000
Cleveland, OH	6,100

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

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of Holdings or TransDigm Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the common stock of Holdings or TransDigm Inc.

Holders

As of November 22, 2005, TD Holding is the sole shareholder of Holdings’ common stock and, as of such date, Holdings is the sole shareholder of TransDigm Inc.’s common stock.

Dividends

As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”, on November 10, 2005, TD Holding, the parent company of Holdings, closed on a $200 million Loan Facility (as defined below). On November 10, 2005, and in connection with the closing of the Loan Facility, TransDigm Inc. declared and paid to Holdings a cash dividend in an aggregate amount equal to approximately $98 million. Upon its receipt of the cash dividend from TransDigm Inc., Holdings declared and paid a cash dividend to TD Holding in an equivalent amount. In connection with the closing of the Loan Facility and the payment of the cash dividends by TransDigm Inc. and Holdings, TransDigm Inc. and Holdings entered into an amendment to the Amended and Restated Senior Credit Facility. In addition to permitting the payment of the aforementioned cash dividends, the amendment permits us to make certain distributions to TD Holding from time to time, so long as certain conditions are satisfied and the proceeds of any such distribution to TD Holding are used, directly or indirectly, by TD Holding to pay interest in respect of the indebtedness outstanding under the Loan Facility. While none of TransDigm Holding Company, TransDigm Inc. or any of TransDigm Inc.’s direct or indirect subsidiaries are obligors in respect of the indebtedness outstanding under the Loan Facility, subject to the terms of our Amended and Restated Senior Credit Facility and our Indenture, we anticipate that we will make periodic cash distributions to TD Holding to enable TD Holding to pay interest in respect of the indebtedness outstanding under the Loan Facility.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2005, neither Holdings’ nor TransDigm Inc.’s common stock was authorized for issuance under any compensation plan. See “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of Holdings or its predecessor for the fiscal years ended September 30, 2005 and September 30, 2004, the period from July 23, 2003 through September 30, 2003, the period from October 1, 2002 through July 22, 2003 and each of the two fiscal years ended September 30, 2002 and September 30, 2001, which have been derived from Holdings’ or its predecessor’s audited consolidated financial statements. The Company’s consolidated financial statements for the periods subsequent to the Mergers (see “Business—The Company”) reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company. Accordingly, the accompanying selected historical consolidated financial and other data as of dates and for periods prior to the Mergers are labeled as “Predecessor”.

Separate historical financial information of TransDigm Inc. is not presented since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since Holdings has no operations or assets separate from its investment in TransDigm Inc.

In December 1998, the Company consummated a recapitalization, which had no impact on the historical basis of Holdings’ consolidated assets and liabilities but resulted in the majority of the consideration paid in connection with the transaction being charged directly to Holdings’ equity, creating a stockholders’ deficiency.

On March 26, 2001, TransDigm acquired an exclusive, worldwide license to produce and sell products composed of a lubrication and scavenge pump product line along with certain related equipment and inventory. On May 31, 2001, TransDigm (through Champion Aerospace Inc., a subsidiary of TransDigm Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company, a wholly-owned subsidiary of Federal-Mogul Corporation. On February 24, 2003, TransDigm acquired certain assets and assumed certain liabilities of Norco from TransTechnology Corporation. On July 9, 2004, TransDigm acquired the stock of Avionic Instruments, Inc. (“Avionic”). On December 31, 2004, TransDigm (through Skurka Aerospace Inc. (“Skurka”), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Skurka Engineering Company. On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation. On June 30, 2005, TransDigm, through Skurka, acquired an aerospace motor product line from Eaton Corporation. All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses are included in Holdings’ consolidated financial statements from the date of each of the acquisitions.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

				Predecessor
	Fiscal Years Ended September 30,		July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
	2005	2004			2002	2001
			(in thousands)
Statement of Operations Data:
Net sales	$374,253	$300,703	$52,083	$241,185	$248,802	$200,773
Gross profit(1)	184,270	136,505	11,684	114,669	114,227	82,248
Operating expenses:
Selling and administrative	38,943	31,201	5,205	20,167	23,962	23,612
Amortization of intangibles	7,747	10,325	1,975	945	6,294	2,966
Merger expenses (2)	—	—	—	176,003	—	—

Operating income (loss) (1)	137,580	94,979	4,504	(82,446)	83,971	55,670

Interest expense, net:
TransDigm Inc.	51,460	48,936	9,567	26,469	32,832	28,938
Holdings (PIK Notes)(3)	—	—	—	1,755	3,706	2,988

Total interest expense, net	51,460	48,936	9,567	28,224	36,538	31,926

Income (loss) before income taxes	86,120	46,043	(5,063)	(110,670)	47,433	23,744
Provision (benefit) for income taxes	32,999	16,433	(2,275)	(40,701)	16,804	9,386

Net income (loss)	$53,121	$29,610	$(2,788)	$(69,969)	$30,629	$14,358

				Predecessor
	As of September 30,
	2005	2004	2003	2002	2001
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$104,221	$48,498	$18,902	$49,206	$11,221
Marketable securities	—	50,601	—	—	—
Working capital	207,004	179,217	133,247	99,035	55,672
Total assets	1,427,653	1,345,649	1,315,020	402,226	372,898
Long-term debt, including current portion	689,849	692,791	695,000	408,952	413,209
Stockholders’ equity (deficiency)	612,768	546,618	505,209	(77,156)	(103,388)

						Predecessor
	Fiscal Years Ended September 30,				July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
	2005		2004				2002		2001
					(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$80,695		$111,420		$(15,863)	$(34,184)	$56,452		$22,761
Investing activities	(20,530)		(77,619)		20	(57,267)	(5,439)		(173,588)
Financing activities	(4,442)		(4,205)		(5,460)	82,450	(13,028)		157,739
Depreciation and amortization	16,956		18,303		3,333	6,355	13,492		8,646
Capital expenditures	7,960		5,416		968	4,241	3,816		4,486
Ratio of earnings to fixed charges (4)	2.7	x	1.9	x	—	—	2.3	x	1.7	x
Other Data:
EBITDA (5)	$154,536		$113,282		$7,837	$(76,091)	$97,463		$64,316
EBITDA, margin (6)	41.3%		37.7%		15.0%	(31.5)%	39.2%		32.0%
EBITDA, As Defined (5)	$164,240		$139,084		$22,062	$102,306	$97,463		$72,259
EBITDA, As Defined, margin (6)	43.9%		46.3%		42.4%	42.4%	39.2%		36.0%

(1)	Gross profit and operating income (loss) include the effect of charges relating to purchase accounting adjustments to inventory associated with the Mergers and acquisition of various businesses and product lines for the fiscal years ended September 30, 2005 and September 30, 2004, the periods July 23, 2003 through September 30, 2003 and October 1, 2002 through July 22, 2003 and the fiscal years ended September 30, 2002 and September 30, 2001 of $1,493,000, $18,471,000, $12,038,000, $855,000, $0, and $6,639,000, respectively.

(2)	One-time merger-related charges were incurred in connection with the Mergers in July 2003.

(3)	The interest expense reported represents the consolidated interest expense of TransDigm Inc. and Holdings. Holdings incurred $1,755,000 for the period ended July 22, 2003, and $3,706,000 and $2,988,000 of interest expense during the years ended September 30, 2002 and 2001, respectively, relating to Holdings’ 12% Payment in Kind Notes (the “PIK Notes”). TransDigm Inc. was not an obligor or a guarantor under the PIK Notes that were redeemed in February 2003.

(4)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient by $110,670,000 and $5,063,000 to cover fixed charges for the period October 1, 2002 through July 22, 2003 and the period July 23, 2003 through September 30, 2003, respectively.

(5)	The following table sets forth the calculation of EBITDA and EBITDA, As Defined. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents earnings before interest, taxes, depreciation and amortization, excluding inventory purchase accounting adjustments, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of the Company’s operating performance. EBITDA and EBITDA, As Defined, are also the measures used by the Company’s senior management to evaluate the performance of our various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. Additionally, certain of the Company’s debt covenants are based upon a measure equal to EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. Generally Accepted Accounting Principles, or GAAP, and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

				Predecessor
	Fiscal Years Ended September 30,		July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003	Fiscal Years Ended September 30,
	2005	2004			2002	2001
	(in thousands)
Net income (loss)	$53,121	$29,610	$(2,788)	$(69,969)	$30,629	$14,358
Add:
Depreciation and amortization	16,956	18,303	3,333	6,355	13,492	8,646
Interest expense, net	51,460	48,936	9,567	28,224	36,538	31,926
Provision (benefit) for income taxes	32,999	16,433	(2,275)	(40,701)	16,804	9,386

EBITDA	154,536	113,282	7,837	(76,091)	97,463	64,316
Add:
Inventory purchase accounting adjustments*	1,493	18,471	12,038	855	—	6,639
Acquisition integration costs**	1,363	1,162	1,154	1,539	—	1,304
Non-cash compensation and deferred compensation costs***	6,848	6,169	1,033	—	—	—
Merger expenses****	—	—	—	176,003	—	—

EBITDA, As Defined	$164,240	$139,084	$22,062	$102,306	$97,463	$72,259

*	Represents the portion of the purchase accounting adjustments to inventory relating to the Mergers, businesses and product lines acquired by TransDigm that were charged to cost of sales when the inventory was sold.

**	Represents costs incurred to integrate acquired businesses and product lines into the Company’s operations.

***	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding for the Company’s employees who participate in the plans.

****	Represents one-time charges incurred in connection with the Mergers.

(6)	The EBITDA margin represents the amount of EBITDA as a percentage of net sales. The EBITDA, As Defined, margin represents the amount of EBITDA, As Defined, as a percentage of net sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with “Selected Financial Data,” and Holdings’ consolidated financial statements and the related notes included elsewhere in this Report. Financial information presented herein as of the date of and for the periods through the Mergers on July 22, 2003 (see “ITEM 1. Business—The Company”) is presented as “Predecessor” financial information. The Company’s consolidated financial statements as of the dates and for the period subsequent to the Mergers reflects a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while prior periods are presented using the historical cost basis of the Company.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Most of the Company’s products share four common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; (3) sole source provider; and (4) significant share of niche markets.

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, system suppliers, aircraft and engine OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts and services in the commercial and defense aftermarkets. The majority of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm’s operating units have over 40 years of experience in most of their product lines, which allows them to benefit from a large and growing installed base of aircraft.

On July 22, 2003, Holdings and TransDigm consummated the Mergers (see “Business – The Company”).

Recent Developments

Dividend and Bonus Payments

On November 10, 2005, TD Holding, the parent company of Holdings, closed on a $200 million loan facility (the “Loan Facility”). The Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. In connection with closing of the Loan Facility, on November 10, 2005, TransDigm Inc. and Holdings entered into an amendment to the Amended and Restated Senior Credit Facility (the “Amendment”). Among other things, the Amendment authorized (i) the payment of the cash dividends by TransDigm Inc. and Holdings referred to in the immediately following paragraph and (ii) TransDigm Inc. and Holdings to make certain distributions to TD Holding from time to time, so long as certain conditions are satisfied and the proceeds of such distributions to TD Holding are used, directly or indirectly, by TD Holding to pay interest in respect of the indebtedness outstanding under the Loan Facility.

In connection with the closing of the Loan Facility, TransDigm Inc. paid a cash dividend of approximately $98 million to Holdings and made certain bonus payments in the aggregate amount of approximately $6 million to certain members of TransDigm’s management. Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm to pay a cash dividend to TD Holding. On November 10, 2005, TD Holding used the net proceeds received from the Loan Facility together with substantially all of the proceeds received from the dividend payment from Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its senior unsecured promissory notes that were issued by it in connection with its acquisition of Holdings in July 2003, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, representing the total amounts payable to participants thereunder, and (iii) make certain distributions to participants under another deferred compensation plan of TD Holding maintained for the benefit of TransDigm’s management. The aggregate distributions with respect to deferred compensation balances totaled approximately $26 million, which was in addition to the $6 million bonus discussed above. In connection with the distributions under the Rollover Deferred Compensation Plan, the Board of Directors of TD Holding approved the termination of the Rollover Deferred Compensation Plan, with such termination becoming effective on November 10, 2005.

Government Pricing Review

Certain parts sold by TransDigm’s divisions and subsidiaries to the DOD through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the Department of Defense Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from five of TransDigm’s divisions and subsidiaries during fiscal years 2002-2004. The Inspector General issued its most recent draft report on October 31, 2005. The draft report recommends that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from these divisions and subsidiaries and to seek to develop Strategic Supplier Agreements with these divisions and subsidiaries.

The Company believes that the pricing review is part of a continuing effort by the Inspector General to monitor and evaluate prices paid to defense contractors for sole source spare parts. The draft report is consistent with reports issued with respect to sole source spare parts supplied by other companies, and, like those other reports, it advocates the negotiation of Strategic Supplier Agreements incorporating prices for parts based on cost, rather than based on prices of comparable commercial parts or other methods. The Company believes that its pricing of spare parts comports with the regulations applicable to contracts with agencies of the Federal government. Nonetheless, the draft report recommends that the Defense Logistics Agency request that the applicable TransDigm divisions and subsidiaries voluntarily refund $2.6 million for allegedly overpriced parts and negotiate a Strategic Supplier Agreement incorporating cost-based prices for future Defense Logistics Agency purchases of sole source spare parts. These negotiations will likely occur at a later date and the outcome of these negotiations cannot be known, although it is possible that certain of TransDigm’s divisions and subsidiaries will enter into Strategic Supplier Agreements with the Defense Logistics Agency and/or offer cost or pricing justification with respect to certain parts purchased by the Defense Logistics Agency buying offices. It is also possible that the DOD may seek to develop alternative sources of supply for such parts. Approximately 11% of the Company’s fiscal year 2005 sales were to DOD buying offices, but not all of the parts comprising that 11% were subject to the pricing review.

Motor Product Line Acquisition

On June 30, 2005, TransDigm, through its wholly-owned Skurka subsidiary, acquired an aerospace motor product line from Eaton Corporation. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The business proprietary products, market position, and aftermarket content fit well with TransDigm’s overall business and strategic direction. The motor product line will be consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

Fluid Regulators Acquisition

On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulators’ product characteristics and market position fit well with TransDigm’s overall direction. In addition, in an attempt to reduce the combined operating costs of Fluid Regulators and the AeroControlex division of TransDigm Inc., Fluid Regulators was merged into TransDigm Inc. on September 30, 2005.

Skurka Acquisition

On December 31, 2004, TransDigm, through its Skurka subsidiary, acquired certain assets and assumed certain liabilities of Skurka Engineering Company for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

EBITDA and EBITDA, As Defined

The following table sets forth the calculation of EBITDA and EBITDA, As Defined.

	Fiscal Years Ended September 30,
	2005	2004
	(in millions)
Net income	$53.1	$29.6
Adjustments:
Depreciation and amortization expense	17.0	18.3
Interest expense, net	51.4	48.9
Income tax provision	33.0	16.5

EBITDA(1)	154.5	113.3
Adjustments:
Inventory purchase accounting adjustments(2)	1.5	18.5
Acquisition integration costs(3)	1.4	1.1
Non-cash compensation and deferred compensation costs(4)	6.8	6.2

EBITDA, As Defined(5)	$164.2	$139.1

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization.

(2)	This represents the portion of the purchase accounting adjustment to inventory pertaining to the motor product line, Skurka and Fluid Regulators acquisitions in fiscal 2005, the Avionic acquisition and the Mergers in fiscal 2004 that was charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate Fluid Regulators and the motor product line in fiscal 2005 and the Norco business in fiscal 2004 into the Company’s operations.

(4)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

(5)	EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting adjustments, acquisition integration costs and non-cash compensation and deferred compensation charges, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of the Company’s operating performance. EBITDA and EBITDA, As Defined are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The Amended and Restated Senior Credit Facility requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charge coverage ratio and interest coverage ratio. Leverage ratio is defined in the Amended and Restated Senior Credit Facility, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the Amended and Restated Senior Credit Facility) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the Amended and Restated Senior Credit Facility as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the Amended and Restated Senior Credit Facility could result in an event of default thereunder (and, in turn, an event of default under the Amended and Restated Senior Credit Facility could result in an event of default under the Indenture). The Amended and Restated Senior Credit Facility defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under GAAP, and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

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

Revenue Recognition and Related Allowances: Substantially all of our revenues are recognized based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Because the Company sells products that are installed on airframes that can be in-service for 20 or more years, it must keep a supply of such products on hand while the airframes are in use. Provision for potentially obsolete or slow-moving inventory is made based on our analysis of inventory levels, past usage and future sales forecasts. Although management believes that the Company’s estimates of obsolete and slow-moving inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Intangible Assets: The Mergers and other acquisitions have resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

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

Effective with the consummation of the Mergers and the issuance of the TD Holding stock options (see “Executive Compensation—Stock Option Plan”), the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Holding in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Because the stock options and deferred compensation plan interests issued to Company employees in conjunction with, or subsequent to, the Mergers relate to the stock and employee benefit plans of TD Holding, the cost of such compensation arrangements is pushed-down to the Company and recognized as an expense and capital contribution from TD Holding.

Purchase accounting: Mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in its consolidated financial statements from the effective date of merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

Results of Operations

The following tables set forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (dollars in thousands):

					Predecessor
	Fiscal Year Ended Sept. 30, 2005	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003(1)	July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003
Net Sales	$374,253	$300,703	$293,268	$52,083	$241,185
Gross profit	184,270	136,505	126,353	11,684	114,669
Selling and administrative	38,943	31,201	25,372	5,205	20,167
Amortization of intangibles	7,747	10,325	2,920	1,975	945
Merger expenses	—	—	176,003	—	176,003

Income (loss) from operations	137,580	94,979	(77,942)	4,504	(82,446)
Interest expense, net	51,460	48,936	37,791	9,567	28,224
Income tax provision (benefit)	32,999	16,433	(42,976)	(2,275)	(40,701)

Net income (loss)	$53,121	$29,610	$(72,757)	$(2,788)	$(69,969)

					Predecessor
	Fiscal Year Ended Sept. 30, 2005	Fiscal Year Ended Sept. 30, 2004	Fiscal Year Ended Sept. 30, 2003(1)	July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003
Net Sales	100%	100%	100%	100%	100%
Gross profit	49	45	43	22	48
Selling and administrative	10	10	9	10	9
Amortization of intangibles	2	3	1	3	—
Merger expenses	—	—	60	—	73

Income (loss) from operations	37	32	(27)	9	(34)
Interest expense, net	14	16	13	18	12
Income tax provision (benefit)	9	6	(15)	(4)	(17)

Net income (loss)	14%	10%	(25)%	(5)%	(29)%

(1)	The amounts for the year ended September 30, 2003 represent a combination of the results of operations for the predecessor period in fiscal 2003 and the results for the period subsequent to the Mergers. The Company’s consolidated financial statements for the period subsequent to the Mergers reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company.

Fiscal year ended September 30, 2005 compared with fiscal year ended September 30, 2004

Net Sales. Net sales increased by $73.6 million, or 24.5%, to $374.3 million for the fiscal year ended September 30, 2005 from $300.7 million for the fiscal year ended September 30, 2004. The increase is primarily due to net sales attributable to the acquisitions of Avionic in July 2004, Skurka in December 2004, Fluid Regulators in January 2005 and a motor product line in June 2005 (collectively, the “Acquisitions”) totaling $40.0 million, an increase in OEM net sales of $19.2 million and an increase in aftermarket net sales of $14.4 million.

Gross Profit. Gross profit (net sales less cost of sales) increased by $47.8 million, or 35.0%, to $184.3 million for the fiscal year ended September 30, 2005 from $136.5 million for the fiscal year ended September 30, 2004. This increase is primarily attributable to the higher net sales discussed above and an $18.5 million charge, or 6.1% of net sales, recorded in fiscal 2004 resulting from inventory purchase price accounting charges pertaining primarily to the Mergers which occurred in July 2003.

Gross profit as a percentage of net sales increased to 49.2% for the fiscal year ended September 30, 2005 from 45.4% for the fiscal year ended September 30, 2004. The increase is primarily due to the inventory purchase price accounting charge discussed above. This increase in gross profit as a percentage of net sales was partially offset by less favorable product mix (i.e., higher OEM shipments) and the dilutive effect of lower margins with the Acquisitions.

Selling and Administrative Expenses. Selling and administrative expenses increased by $7.7 million, or 24.8%, to $38.9 million for the fiscal year ended September 30, 2005 from $31.2 million for the fiscal year ended September 30, 2004 primarily due to the higher net sales discussed above. Selling and administrative expenses as a percentage of net sales were the same for both fiscal years.

Amortization of Intangibles. Amortization of intangibles decreased by $2.6 million to $7.7 million for the fiscal year ended September 30, 2005 from $10.3 million for the fiscal year ended September 30, 2004. The decrease was due to the order backlog that was recorded in accounting for the Mergers that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense of approximately $2.8 million on the additional identifiable intangible assets recognized in connection with the Acquisitions discussed above.

Income from Operations. Income from operations increased $42.6 million, or 44.9%, to $137.6 million for the fiscal year ended September 30, 2005 compared to $95.0 million for the fiscal year ended September 30, 2004 primarily due to the factors described previously.

Interest Expense. Interest expense increased by $2.6 million, or 5.3%, to $51.5 million for the fiscal year ended September 30, 2005 from $48.9 million for the fiscal year ended September 30, 2004 principally due to an increase in the interest rate on borrowings under the Amended and Restated Senior Credit Facility.

Income Tax Provision. Income tax provision (benefit) as a percentage of income (loss) before income taxes was 38.3% for the fiscal year ended September 30, 2005 compared to 35.7% for the fiscal year ended September 30, 2004. The increase in the income tax expense as a percentage of income before taxes is largely due to two items: a change in the Ohio tax law that became effective on July 1, 2005 and the repeal of the federal extraterritorial income deduction (“ETI”) that became effective in 2005. The change in the Ohio tax law replaces the income tax with a commercial activity tax by 2010. As a result, a valuation allowance was recorded against certain non-current deferred income tax assets resulting in a charge to income tax expense of $1.3 million, or a 1.5% increase to the effective tax rate. The change in the federal ETI law repeals the entire law by 2007; however, for 2005, taxpayers are only entitled to 80% of the benefit that they would have been entitled to under the ETI provisions. As a result, the Company’s reduced ETI tax benefit increased the effective tax rate an additional 1.5%.

Net Income. Net Income increased $23.5 million, or 79.4%, to $53.1 million for the fiscal year ended September 30, 2005 compared to net income of $29.6 million for the fiscal year ended September 30, 2004 primarily as a result of the factors referred to above.

Fiscal year ended September 30, 2004 compared with fiscal year ended September 30, 2003

Net Sales. Net sales increased by $7.4 million, or 2.5%, to $300.7 million for the fiscal year ended September 30, 2004 from $293.3 million for the fiscal year ended September 30, 2003. Net sales increased primarily due to an increase in aftermarket sales of $19.9 million, $12.8 million of increased sales due to the acquisitions of Norco in February 2003 and Avionic in July 2004 and an increase of $3.5 million in OEM sales. The increase in net sales was partially offset by a decrease of $28.8 million of non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet.

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

Gross profit as a percentage of net sales increased to 45.4% for the fiscal year ended September 30, 2004 from 43.1% for the fiscal year ended September 30, 2003. Gross profit increased 8.0% on a net sales increase of only 2.5%. This expansion of margin is principally due to favorable product mix, continuing cost control measures and productivity savings (including savings relating to the Norco acquisition) and the strength of the Company’s proprietary products and market positions. Partially offsetting the higher gross profit margin was the net increase of non-recurring charges discussed above of $4.1 million, or 1.3% of net sales.

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.8 million, or 23.0%, to $31.2 million, or 10.4% of net sales, for the fiscal year ended September 30, 2004 from $25.4 million, or 8.7% of net sales, for the fiscal year ended September 30, 2003 primarily due to the increase of $4.5 million, or 1.5% of net sales, of deferred compensation plan expenses that were pushed down to the Company from TD Holding. The deferred compensation costs were incurred by the Company in connection with certain employees’ participation in two deferred compensation plans of TD Holding established contemporaneously with the Mergers.

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

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of September 30, 2005, the Company estimated its sales order backlog at $200.0 million compared to an estimated sales order backlog of $154.8 million as of September 30, 2004. This increase in backlog of $45.2 million is due in part to the Acquisitions discussed above totaling approximately $23 million. The balance of the increase in sales order backlog is due to increases in various product lines primarily in the commercial OEM and commercial aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2005 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. The Company’s direct sales to foreign customers were approximately $81.5 million, $69.9 million and $87.8 million in fiscal 2005, 2004 and 2003, respectively. The decrease in foreign sales in the fiscal year ended September 30, 2004 is primarily due to non-repeat sales in the prior year that supported the cockpit security retrofit of the Airbus fleet. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2005, 2004 and 2003 were not significant.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain information regarding the cash flows of the Company (in thousands):

					Predecessor
	Fiscal Year Ended September 30, 2005	Fiscal Year Ended September 30, 2004	Fiscal Year Ended Sept. 30, 2003(1)	July 23, 2003 Through Sept. 30, 2003	October 1, 2002 Through July 22, 2003
Cash Flows Provided By (Used In):
Operating activities	$80,695	$111,420	$(50,047)	$(15,863)	$(34,184)
Investing activities	(20,530)	(77,619)	(57,247)	20	(57,267)
Financing activities	(4,442)	(4,205)	76,990	(5,460)	82,450

Increase (decrease) in cash and cash equivalents	$55,723	$29,596	$(30,304)	$(21,303)	$(9,001)

(1)	The amounts for the fiscal year ended September 30, 2003 represent a combination of the cash flows for the predecessor period in fiscal 2003 and the cash flows for the period subsequent to the Mergers.

Operating Activities. The Company generated $80.7 million of cash from operating activities during the fiscal year ended September 30, 2005 compared to $111.4 million generated from operating activities in fiscal 2004 and $50.0 million used in fiscal 2003. The decrease of $30.7 million in fiscal 2005 is primarily due to the receipt of income tax refunds of $37.1 million during fiscal 2004 resulting from the merger charge in fiscal 2003. The increase of $161.4 in fiscal 2004 is primarily due to $119.0 million of cash outlays made in fiscal 2003 in connection with the one-time expenses of the Mergers as well as the receipt of income tax refunds in fiscal 2004 of $37.1 million.

Investing Activities. Cash used in investing activities decreased to $20.5 million during the fiscal year ended September 30, 2005 compared to $77.6 million used during the fiscal year ended September 30, 2004 and $57.2 million used during the fiscal year ended September 30, 2003. The cash used in fiscal 2005 was primarily for the Acquisitions discussed previously of $63.2 million offset by the sale of marketable securities (net of purchases) of $50.6 million and capital expenditures of $8.0 million. The cash used in fiscal 2004 was primarily for the net purchase of marketable securities of $50.7 million and the acquisition of Avionic for $21.5 million. The cash used in fiscal 2003 was primarily for the acquisition of Norco for $52.0 million.

Financing Activities. The Company used $4.4 million of cash during the fiscal year ended September 30, 2005 compared to using $4.2 million of cash from financing activities during the fiscal year ended September 30, 2004 primarily for the repayment of term loans and a license agreement. The Company generated $77.0 million from financing activities during the fiscal year ended September 30,

2003. The cash generated from financing activities in fiscal 2003 primarily resulted from: (i) $90.5 million of borrowings and equity contributions associated with the Mergers that were obtained to finance the cash portion of the expenses of the Mergers that are reflected in the Company’s consolidated statement of cash flows as an operating activity and were not paid from existing cash balances, and (ii) $24.8 million obtained to finance the Norco acquisition. The cash generated in fiscal 2003 from these activities was partially offset by the cash used in the repayment of the Holdings’ PIK Notes of $32.8 million and other expenditures.

In connection with the Mergers, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm Inc.’s senior secured credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s Amended and Restated Senior Credit Facility totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At September 30, 2005, the Company had a $0.85 million letter of credit outstanding and $99.15 million of borrowings available under the Amended and Restated Senior Credit Facility.

The revolving loan facility matures in July 2009 and the term loan facility matures in July 2010. The Amended and Restated Senior Credit Facility requires scheduled quarterly payments of principal on the term loans in aggregate annual principal amounts equal to 1% of the original aggregate principal amount of the term loans during the life of the loans, with the balance payable at final maturity. Subject to exceptions, the Amended and Restated Senior Credit Facility also requires mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 95 days after the end of the fiscal year ending on September 30, 2006, net cash proceeds of asset sales, the issuance of equity securities or the issuance of certain debt securities.

In addition, the Company has the right to request (but no lender is committed to provide) additional term loans under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental term loan borrowing.

The interest rates per annum applicable to loans other than swingline loans (i.e., a short-term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility) under the Amended and Restated Senior Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. The applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals.

All borrowings under the revolving loan facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

In connection with the Mergers, TransDigm Inc. (as successor by merger to TD Funding Corporation) also issued $400 million aggregate principal amount of 8 3/8% Senior Subordinated Notes. Such notes do not require principal payments prior to their maturity in July 2011. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of our existing domestic subsidiaries.

Also in connection with the Mergers, Warburg Pincus and certain other institutional investors made an investment in TD Holding of approximately $471.3 million. TD Holding contributed such funds as equity to TD Acquisition Corporation, or TD Acquisition, which was merged with and into Holdings, with Holdings continuing as the surviving Corporation. TD Acquisition then contributed the funds as equity to TD Funding Corporation, a wholly-owned subsidiary of TD Acquisition, which was merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. TD Funding Corporation lent a portion of such proceeds together with a portion of the proceeds it received from the issuance of the 8 3/8% Senior Subordinated Notes and from borrowings under its then effective senior secured credit facilities, to TD Acquisition. The promissory note evidencing the inter-company loan was subsequently assigned by TransDigm Inc. as successor by merger to TD Funding Corporation, to TD Finance Corporation, a newly formed, wholly owned subsidiary of TransDigm Inc. TD Acquisition used the proceeds of such intercompany loan to pay all amounts due to the equity holders of Holdings under the terms of the merger agreement that totaled approximately $759.7 million. The senior management of the Company also rolled over options with a net value of approximately $35.7 million.

Using a portion of the proceeds from the 8 3/8% Senior Subordinated Notes, the borrowings under its then effective senior secured credit facilities, the cash investment by Warburg Pincus and certain other institutional investors and existing cash balances, the Company repaid or defeased all of its long-term indebtedness that was outstanding immediately prior to the consummation of the Mergers and acquisition fees and expenses of approximately $34.7 million. The repaid indebtedness included all amounts outstanding under TransDigm Inc.’s then existing credit facilities. TransDigm Inc. also completed a tender offer to repurchase its 10 3/8% Senior

Subordinated Notes. Approximately $197.8 million aggregate principal amount of the $200 million aggregate principal amount of outstanding 10 3/8% Senior Subordinated Notes were tendered in the tender offer. TransDigm Inc. defeased the remaining $2.2 million aggregate principal amount of 10 3/8% Senior Subordinated Notes not tendered and accepted for payment in the tender offer and, in December 2003, redeemed such notes.

Both the Amended and Restated Senior Credit Facility and the 8 3/8% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Amended and Restated Senior Credit Facility requires the Company to meet certain financial ratios. Any failure to comply with the restrictions of the Amended and Restated Senior Credit Facility, the 8 3/8% Senior Subordinated Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under the Amended and Restated Senior Credit Facility may be able to terminate any commitments they had made to supply the Company with further funds.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2005 (in millions):

	2006	2007	2008	2009	2010	2011 and Thereafter	Total
Term Loan Facility	$2.9	$2.9	$3.0	$2.9	$278.1	$—	$289.8
8 3/8% Senior Subordinated Notes due 2011	—	—	—	—	—	400.0	400.0
Scheduled Interest Payments (1)	50.4	50.3	50.1	49.9	45.7	26.5	272.9
Operating Leases	2.2	2.2	1.6	1.5	1.1	2.0	10.6

Total Contractual Cash Obligations	$55.5	$55.4	$54.7	$54.3	$324.9	$428.5	$973.3

(1)	Assumes that the variable interest rate on our borrowings under our new Amended and Restated Senior Credit Facility remains constant at 5.8%.

The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $8.0 million, $5.4 million and $5.2 million during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company expects its capital expenditures in fiscal 2006 to be approximately $9.5 million and such expenditures are projected to increase moderately thereafter. In addition, subject to certain conditions being satisfied and our compliance with certain terms of our Amended and Restated Senior Credit Facility and Indenture, we are permitted to make certain distributions to TD Holding so long as the proceeds of any such distribution to TD Holding are used, directly or indirectly, by TD Holding to pay interest in respect of the indebtedness outstanding under the Loan Facility. While none of Holdings, TransDigm Inc. or any of TransDigm Inc.’s direct or indirect subsidiaries are obligors in respect of the indebtedness of TD Holding, subject to the terms of our Amended and Restated Senior Credit Facility and our Indenture, we anticipate that we will make periodic cash distributions to TD Holding to enable TD Holding to pay interest in respect of such indebtedness. Any amounts distributed to TD Holding will reduce our cash flow that would have otherwise been available to fund future working capital, capital expenditures, research and development and other general corporate requirements.

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

The Company intends to pursue acquisitions that present opportunities consistent with the Company’s business direction. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there can be no assurance that the Company will be able to consummate an agreement with respect to any future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2006. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Amended and Restated Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

In June 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operation or financial condition.

During December 2004, the FASB issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during fiscal 2007. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2005, the only subsidiary of TransDigm that is not obligated to guarantee the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, the Company had borrowings under its Amended and Restated Senior Credit Facility of $289.8 million that was subject to interest rate risk. Borrowings under the Amended and Restated Senior Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Amended and Restated Senior Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Facility by approximately $2.9 million based on the amount of outstanding borrowings at September 30, 2005. The weighted average interest rate on the $289.8 million of borrowings under the Amended and Restated Senior Credit Facility on September 30, 2005 was 5.8%.

Because the interest rates on borrowings under the Amended and Restated Senior Credit Facility vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Facility approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the TransDigm Inc.’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $422 million at September 30, 2005 based upon the quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-36 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors. D&T’s reports on the consolidated financial statements of the Company for the periods ended September 30, 2003 and July 22, 2003, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits for the periods ended September 30, 2003 and July 22, 2003 and the subsequent interim period through December 27, 2003, there were no disagreements (as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K) between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreement in connection with its reports. During the periods ended September 30, 2003 and July 22, 2003 and the subsequent interim period through December 27, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, engaged Ernst & Young LLP as the Company’s principal independent accountants to audit the financial statements of the Company for the year ending September 30, 2004 and thereafter.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2005, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings and TransDigm Inc. in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in Holdings’ or TransDigm Inc.’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of Holdings’ and TransDigm Inc.’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2007. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the effectiveness of its internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ending September 30, 2007 and be in a position to conclude that the Company’s internal control over financial reporting is effective as of September 30, 2007, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its

Annual Report on Form 10-K for the year ending September 30, 2007 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of September 30, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning TransDigm Inc.’s and Holdings’ directors and executive officers:

Name	Age	Position
W. Nicholas Howley	53	Chief Executive Officer and Chairman of the Board of Directors of TransDigm Inc. and Holdings
Robert S. Henderson	49	Executive Vice President of TransDigm Inc. and Holdings, and President, AdelWiggins Group
Raymond F. Laubenthal	44	President and Chief Operating Officer of TransDigm Inc. and Holdings
John F. Leary	58	President, Adams Rite Aerospace, Inc.
W. Todd Littleton	42	President, Champion Aerospace Inc.
James Riley	39	President, AeroControlex Group
Albert J. Rodriguez	45	Executive Vice President of TransDigm Inc. and Holdings, and President, MarathonNorco Aerospace, Inc.
Gregory Rufus	49	Executive Vice President and Chief Financial Officer of TransDigm Inc. and Holdings
Howard A. Skurka	54	President, Skurka Aerospace Inc.
David A. Barr	42	Director
Michael Graff	54	Director
Kevin Kruse	35	Director
Kewsong Lee	40	Director
Douglas W. Peacock	66	Director

Mr. Howley has been a director of TransDigm Inc. and Holdings since December 1998, and was named Chairman of the Board of Directors of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. He has served as Chief Executive Officer of TransDigm Inc. and Holdings since December 2001, served as Chief Operating Officer of TransDigm Inc. and Holdings from December 1998 through December 2001 and served as President from December 1998 through September 2005. Mr. Howley served as Executive Vice President of TransDigm Inc. and President of the AeroControlex Group from TransDigm Inc.’s inception in September 1993 until December 1998.

Mr. Henderson was appointed Executive Vice President of TransDigm Inc. and Holdings on October 1, 2005 and has been President of the AdelWiggins Group since August 1999. From March 1998 until August 1999, he served as President of Marathon Power Technologies Company, a subsidiary of TransDigm Inc. now known as MarathonNorco Aerospace Inc. From November 1994 until March 1998, he served as Manager of Operations for the AdelWiggins Group.

Mr. Laubenthal was appointed President and Chief Operating Officer of TransDigm Inc. and Holdings on October 1, 2005 and was President of the AeroControlex Group from November 1998 through September 2005. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group. From October 1993 until December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Prior to joining the AeroControlex Group, Mr. Laubenthal had extensive experience in manufacturing and engineering at Parker Hannifin and Textron.

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

Mr. Riley has been President of AeroControlex Group since October 1, 2005. From October 2003 through September 2005, he served as Director of Mergers & Acquisitions for TransDigm Inc. From February 1994 through September 2003, Mr. Riley served the AeroControlex group in various manufacturing, sales and management positions.

Mr. Rodriguez was appointed Executive Vice President of TransDigm Inc. and Holdings on October 1, 2005 and has been President of MarathonNorco Aerospace, Inc. since September 1999. From January 1998 until September 1999, Mr. Rodriguez served as Director of Commercial Operations for the AeroControlex Group. From 1993 to 1997, Mr. Rodriguez served as Director of Sales and Marketing for the AeroControlex Group.

Mr. Rufus was appointed Executive Vice President and Chief Financial Officer of TransDigm Inc. and Holdings on October 1, 2005 and had been Vice President and Chief Financial Officer of TransDigm Inc. and Holdings since August 2000. Prior to joining TransDigm Inc., Mr. Rufus spent 19 years at Emerson Electric, during which he held divisional vice president responsibilities at Ridge Tool, Liebert Corp., and Harris Calorific, all part of the Emerson organization. Prior to Emerson, Mr. Rufus spent four years with Ernst & Young.

Mr. Skurka has been President of Skurka Aerospace Inc. since December 2004. From October 2000 until December 2004, he served as President and Chief Operating Officer of Skurka Engineering Company. From July 1990 until October 2000, he served as Executive Vice President and Chief Operating Officer of Skurka Engineering Company.

Mr. Barr was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001. Prior to joining Warburg Pincus, Mr. Barr served as a managing director at Butler Capital where he focused on industrial leveraged buyout transactions for more than ten years. Mr. Barr is a director of Eagle Family Foods, Inc., Polypore Inc., The Neiman Marcus Group, Inc. and Wellman, Inc.

Mr. Graff was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Graff has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since October 2003. Mr. Graff served as an advisor to Warburg Pincus LLC from July 2002 until October 2003. Prior to working with Warburg Pincus, Mr. Graff spent six years with Bombardier, serving as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London, and Pittsburgh offices serving a number of aerospace suppliers and OEMs, as well as major airlines. Mr. Graff is a director of Polypore Inc. and CAMP Systems.

Mr. Kruse was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Kruse has served as Vice President of Warburg Pincus LLC since January 2003 and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus, Mr. Kruse was employed by AEA Investors Inc. where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Knoll, Inc., Polypore Inc. and Wellman, Inc.

Mr. Lee was named a director of TransDigm Inc. and Holdings on July 23, 2003, in connection with the closing of the Mergers and related transactions. Mr. Lee has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. He has been employed at Warburg Pincus since 1992. Prior to joining Warburg Pincus, Mr. Lee served as a consultant at McKinsey & Company, Inc. from 1990 to 1992. Mr. Lee is a director of Arch Capital Group, Ltd., Knoll, Inc., and The Neiman Marcus Group, Inc.

Mr. Peacock has been a director of TransDigm Inc. since September 1993 and of Holdings since 1999. He served as Chairman of the Board of Directors of TransDigm Inc. since its inception in September 1993 until July 2003 and Chairman of the Board of Directors of Holdings since 1999 until July 2003. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm Inc. and Holdings.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Board Committees

TD Holding’s board of directors has a Compensation Committee and an Audit Committee. TransDigm Inc.’s board of directors has a Compensation Committee. The Compensation Committees establish salaries, incentives and other forms of compensation for executive officers and administers incentive compensation and benefit plans provided for employees. The Audit Committee reviews Holdings’ and TransDigm Inc.’s audit policies and oversees the engagement of Holdings’ and TransDigm Inc.’s independent auditors. The members of the Compensation Committees are Mr. Barr, Mr. Kruse and Mr. Lee. The members of the Audit Committee are Mr. Barr and Mr. Kruse. Neither Mr. Barr nor Mr. Kruse is independent within the applicable rules of the SEC as they are employees of an affiliate of Warburg Pincus, the controlling shareholder of TD Holding. TD Holding’s board of directors has reviewed the qualifications and backgrounds of the members of the Audit Committee and determined that, although no one member of the Audit Committee is an “audit committee financial expert” within the meaning of the rules under the Exchange Act, the combined qualifications and experience of the members of the Audit Committee give the Committee collectively the financial expertise necessary to discharge its responsibilities.

Code of Ethics

The Company adopted a formal code of ethics for its principal officers, including its principal executive officer, principal financial officer and principal accounting officer during fiscal 2004. A copy of our code of ethics will be provided to any person without charge upon request to the Company at its principal place of business.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by TransDigm for services rendered during the fiscal years ended September 30, 2005, 2004 and 2003 to our Chief Executive Officer and each of our four other most highly paid executive officers, who we refer to herein collectively as the named executive officers:

Summary Compensation Table

Name and Principal Position		Annual Compensation					Long-Term Compensation Awards	All Other Compensation
	Fiscal Year	Salary	Bonus		Other Annual Compensation(1)		Securities Underlying Options/SARs
W. Nicholas Howley Chief Executive Officer and Director	2005 2004 2003	$410,000 375,500 364,391	$300,000 250,000 200,000		$137,824 121,607 79,188	(2) (2) (2)	523 — 21,209	$13,860 13,680 13,560	(3)

Robert S. Henderson Executive Vice President and President of AdelWiggins	2005 2004 2003	$186,625 179,500 173,375	$80,000 70,000 65,000		— — —		89 — 3,233	$13,538 12,240 11,760	(4)

Raymond F. Laubenthal President and Chief Operating Officer	2005 2004 2003	$178,250 169,500 162,000	$90,000 80,000 75,000		— — —		106 — 3,643	$13,448 11,760 11,147	(5)

Gregory Rufus Executive Vice President and Chief Financial Officer	2005 2004 2003	$207,500 200,000 167,083	$80,000 75,000 420,000	(6)	— — —		47 — 2,272	$13,860 13,380 11,147	(7)

Howard A. Skurka President of Skurka Aerospace Inc.	2005 2004 2003	$123,750 — —	$200,000 — —	(8)	— — —		600 — —	$832 — —	(9)

(1)	Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the listed executives, other than Mr. Howley.

(2)	Amounts shown for Mr. Howley include the incremental cost to the Company relating to personal use by the executive of the corporate aircraft for fiscal 2005, 2004, and 2003, in the amounts of $86,094, $69,371 and $34,883, respectively. The Company owns and operates its own aircraft to facilitate business travel of senior executives in as safe a manner as possible and with the best use of their time. Incremental cost is calculated based on variable operating costs, which for fiscal 2005, 2004, and 2003 includes the following: repairs and maintenance, fuel, general aircraft expense, hanger fees, and travel expenses for the flight crew. Fixed costs, such as flight crew salaries, aircraft insurance, training, and depreciation are not included in the calculation of incremental cost since these expenses are incurred by the Company regardless of the personal use of the corporate aircraft by the executives. Amounts shown in this column for fiscal 2004 and 2003 for personal use of the corporate aircraft differ from amounts previously reported due to a change in the manner in which the Company calculated incremental cost. In prior years, the cost of personal use of corporate aircraft had been calculated using the Standard Industrial Fare Level (“SIFL”) tables found in tax regulations. The Company has recalculated prior year amounts so that all amounts are reported on a consistent basis.

(3)	Includes $12,600 in contributions by TransDigm as projected to calendar year end to a plan established under Section 401(k) of the Internal Revenue Code (the “401(k) plan”) and $1,260 in Company-paid life insurance.

(4)	Includes $12,278 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,260 in Company-paid life insurance.

(5)	Includes $12,188 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,260 in Company-paid life insurance.

(6)	Includes a special bonus of $350,000 paid upon consummation of the Mergers and the related transactions.

(7)	Includes $12,600 in contributions by TransDigm as projected to calendar year end to the 401(k) plan and $1,260 in Company-paid life insurance.

(8)	Includes a bonus of $150,000 paid pursuant to Mr. Skurka’s Retention Agreement as consideration for services to be rendered in causing Skurka to achieve certain specified performance goals.

(9)	Includes $832 in Company-paid life insurance.

Option Grants in Fiscal Year Ended September 30, 2005

The following table sets forth summary information concerning individual grants of stock options in the common stock of TD Holding made during the fiscal year ended September 30, 2005 to each of the named executive officers.

Name	Number of Securities Underlying Options Granted (#)		Individual Grants Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%($)	10%($)
W. Nicholas Howley Chief Executive Officer and Director	483.50 39.00	(1) (1)	15.6 1.3%	$2,000.00 2,000.00	1/1/2010 8/5/2013	$226,696 37,023	$492,167 88,581

Robert S. Henderson Executive Vice President and President of AdelWiggins	83.50 5.00	(1) (1)	2.7 0.2	2,000.00 2,000.00	1/1/2010 8/5/2013	39,150 4,747	84,997 11,357

Raymond F. Laubenthal President and Chief Operating Officer	101.00 5.00	(1) (1)	3.3 0.2	2,000.00 2,000.00	1/1/2010 8/5/2013	47,355 4,747	102,810 11,357

Gregory Rufus Executive Vice President and Chief Financial Officer	42.00 5.00	(1) (1)	1.4 0.2	2,000.00 2,000.00	7/19/2012 8/5/2013	33,621 4,747	78,139 11,357

Howard Skurka President of Skurka Aerospace Inc.	480.00 120.00	(2) (3)	15.5 3.9	1,275.00 1,275.00	12/31/2014 12/31/2014	905,597 226,451	1,736,484 434,276

(1)	Options were immediately vested.

(2)	Options are subject to vesting upon achievement of performance hurdles.

(3)	Options are subject to vesting over three years.

Aggregated Option/SAR Exercises In

Last Fiscal Year And Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year-End			Value of Unexercised In- the-Money Options at Fiscal Year-End(1)
W. Nicholas Howley Chief Executive Officer and Director	—	—	Exercisable Unexercisable	11,897.45 6,400.00	(2)	Exercisable Unexercisable	$16,795,692 6,400,000
Robert S. Henderson Executive Vice President and President of AdelWiggins	—	—	Exercisable Unexercisable	2,398.42 1,122.67		Exercisable Unexercisable	3,553,179 936,000
Raymond F. Laubenthal President and Chief Operating Officer	—	—	Exercisable Unexercisable	2,542.77 2,149.34		Exercisable Unexercisable	3,634,984 936,000
Gregory Rufus Executive Vice President and Chief Financial Officer	—	—	Exercisable Unexercisable	1,500.57 1,018.67		Exercisable Unexercisable	1,972,370 832,000
Howard Skurka President of Skurka Aerospace Inc.	—	—	Exercisable Unexercisable	90.00 510.00		Exercisable Unexercisable	65,250 369,750

(1)	The value of an unexercised option equals the aggregate fair value of the shares underlying the option (based on a per share value of $2,000 at September 30, 2005), less the aggregate exercise price of the option.

(2)	Includes options held by Bratenahl Investments, Ltd. Due to Mr. Howley’s ownership interest in Bratenahl Investments, Ltd., Mr. Howley may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of options beneficially owned by Bratenahl Investment, Ltd. Mr. Howley disclaims beneficial ownership of all options owned by Bratenahl Investments, Ltd. and reported herein as beneficially owned.

Compensation of Directors

TransDigm Inc.’s and Holdings’ outside directors receive (1) an annual retainer fee of $20,000 in respect of their services as directors to us, (2) a fee of $5,000 per board meeting which they attend and (3) reimbursement of out-of-pocket expenses incurred in connection with the rendering of such services. However, no director receives in the aggregate greater than $40,000 in any fiscal year in connection with the rendering of such services.

Employment Agreements

Employment Agreement with W. Nicholas Howley, Chief Executive Officer

In connection with the closing of the Mergers, on June 6, 2003, W. Nicholas Howley entered into an employment agreement with Holdings to serve as President, Chief Executive Officer and Chairman of the Board of Directors of each of TransDigm Inc. and Holdings. Effective as of October 1, 2005, Mr. Howley ceased serving as the President of TransDigm Inc. and Holdings, but continues to serve as the Chief Executive Officer and Chairman of the Board of Directors of each of TransDigm Inc. and Holdings.

Unless earlier terminated by us or Mr. Howley, the initial term of Mr. Howley’s employment agreement expires on July 22, 2008. However, unless we or Mr. Howley elect not to renew the initial term, upon the expiration of the initial term, Mr. Howley’s employment agreement will automatically be extended for an additional two year period. Under the terms of the employment agreement, Mr. Howley is entitled to receive an annual base salary of no less than $380,000, which annual base salary is subject to annual review. As of September 30, 2005, Mr. Howley’s annual base salary was $410,000. In addition, under the terms of his employment agreement, Mr. Howley is entitled to participate in our annual cash bonus plan, our non-qualified deferred compensation plan, our stock option plan and the other employee benefit plans, programs and arrangements that we may maintain from time to time for our senior officers. Under the terms of his employment agreement, Mr. Howley is also entitled to certain perquisites, including an annual automobile allowance, the payment by us of certain membership fees in respect of one country club of Mr. Howley’s choice and the payment by us of certain reasonable expenses incurred by Mr. Howley in planning and preparing his tax returns and managing his financial affairs, provided that such reasonable expenses do not exceed $28,500 per year.

Mr. Howley’s employment agreement provides that if he is terminated for any reason, he will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by us. In addition, if Mr. Howley’s employment is terminated without cause, if he terminates his employment for certain enumerated good reasons, or in the event of his termination due to his death or disability, we will, in addition to the amounts described in the preceding sentence, for a period of eighteen months, (i) continue Mr. Howley’s salary and pay the cash bonus he would have been entitled to receive had he continued his employment, (ii) continue to provide Mr. Howley with certain perquisites he was receiving immediately prior to his termination and (iii) continue his (and his then eligible dependents) participation under the medical benefit plans sponsored by us.

During the term of Mr. Howley’s employment and following any termination of his employment, for a period of 18 months in the case of a termination without cause or for enumerated good reasons, or twenty-four months in the event of his voluntary termination without enumerated good reasons or termination for cause, Mr. Howley will be prohibited from engaging in any business that competes with any business of Holdings or any entity owned by Holdings. In addition, during the term of his employment and for the two-year period following the termination of Mr. Howley’s employment for any reason, he will be prohibited from soliciting or inducing any person who is or was employed by, or providing consulting services to, us during the twelve month period prior to the date of the termination of his employment, to terminate their employment or consulting relationship with us. Under the terms of his employment agreement, Mr. Howley is also subject to certain confidentiality and non-disclosure obligations, and we have agreed, so long as Mr. Howley is not in breach of certain of his obligations under his employment agreement, to, among other things, indemnify him to the fullest extent permitted by Delaware law against all costs, charges and expenses incurred or sustained by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer or employee of ours or his serving or having served any other enterprise as a director, officer or employee at our request.

Employment Agreement with Raymond Laubenthal, President and Chief Operating Officer

On November 18, 2005, effective October 1, 2005, Raymond Laubenthal entered into an employment agreement with us to serve as President and Chief Operating Officer of each of TransDigm and Holdings. Unless earlier terminated by us or Mr. Laubenthal, the initial term of Mr. Laubenthal’s employment agreement expires on October 1, 2010. However, unless we or Mr. Laubenthal elect not to renew the initial term, upon the expiration of the initial term, Mr. Laubenthal’s employment agreement will automatically be extended for an additional two year period. Under the terms of the employment agreement, Mr. Laubenthal is entitled to receive an annual base salary of no less than $280,000, which annual base salary is subject to annual review. In addition, under the terms of his employment agreement, Mr. Laubenthal is entitled to participate in our annual cash bonus plan, our non-qualified deferred compensation plan, our stock option plan and the other employee benefit plans, programs and arrangements that we may maintain from time to time for our senior officers. Under the terms of his employment agreement, Mr. Laubenthal is also entitled to certain perquisites, including an annual automobile allowance and the payment by us of certain membership fees in respect of one country club of Mr. Laubenthal’s choice.

Mr. Laubenthal’s employment agreement provides that if he is terminated for any reason, he will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by us. In addition, if Mr. Laubenthal’s employment is terminated without cause, if he terminates his employment for certain enumerated good reasons, or in the event of his termination due to his death or disability, we will, in addition to the amounts described in the preceding sentence, for a period of twelve months, (i) continue Mr. Laubenthal’s salary and pay the cash bonus he would have been entitled to receive had he continued his employment, (ii) continue to provide Mr. Laubenthal with certain perquisites he was receiving immediately prior to his termination and (iii) continue his (and his then eligible dependents) participation under the medical benefit plans sponsored by us.

During the term of Mr. Laubenthal’s employment and following any termination of his employment, for a period of twelve months in the case of a termination without cause or for enumerated good reasons, or twenty-four months in the event of his voluntary termination without enumerated good reasons or termination for cause, Mr. Laubenthal will be prohibited from engaging in any business that competes with any business of Holdings or any entity owned by Holdings. In addition, during the term of his employment and for the two-year period following the termination of Mr. Laubenthal’s employment for any reason, he will be prohibited from soliciting or inducing any person who is or was employed by, or providing consulting services to, us during the twelve month period prior to the date of the termination of his employment, to terminate their employment or consulting relationship with us. Under the terms of his employment agreement, Mr. Laubenthal is also subject to certain confidentiality and non-disclosure obligations, and we have agreed, so long as Mr. Laubenthal is not in breach of certain of his obligations under his employment agreement, to, among other things, indemnify him to the fullest extent permitted by Delaware law against all costs, charges and expenses incurred or sustained by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer or employee of ours or his serving or having served any other enterprise as a director, officer or employee at our request.

Employment Agreement with Gregory Rufus, Executive Vice President and Chief Financial Officer

On November 18, 2005, effective October 1, 2005, Gregory Rufus entered into an employment agreement with us to serve as Executive Vice President and Chief Financial Officer of each of TransDigm and Holdings. Unless earlier terminated by us or Mr. Rufus, the initial term of Mr. Rufus’s employment agreement expires on October 1, 2010. However, unless we or Mr. Rufus elect not to renew the initial term, upon the expiration of the initial term, Mr. Rufus’s employment agreement will automatically be extended for an additional two year period. Under the terms of the employment agreement, Mr. Rufus is entitled to receive an annual base salary of no less than $233,000, which annual base salary is subject to annual review. In addition, under the terms of his employment agreement, Mr. Rufus is entitled to participate in our annual cash bonus plan, our non-qualified deferred compensation plan, our stock option plans and the other employee benefit plan, programs and arrangements that we may maintain from time to time for our senior officers. Under the terms of his employment agreement, Mr. Rufus is also entitled to certain perquisites, including an annual automobile allowance and the payment by us of certain membership fees in respect of one country club of Mr. Rufus’s choice.

Mr. Rufus’s employment agreement provides that if he is terminated for any reason, he will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by us. In addition, if Mr. Rufus’s employment is terminated without cause, if he terminates his employment for certain enumerated good reasons, or in the event of his termination due to his death or disability, we will, in addition to the amounts described in the preceding sentence, for a period of twelve months, (i) continue Mr. Rufus’s salary and pay the cash bonus he would have been entitled to receive had he continued his employment, (ii) continue to provide Mr. Rufus with certain perquisites he was receiving immediately prior to his termination and (iii) continue his (and his then eligible dependents) participation under the medical benefit plans sponsored by us.

During the term of Mr. Rufus’s employment and following any termination of his employment, for a period of twelve months in the case of a termination without cause or for enumerated good reasons, or twenty-four months in the event of his voluntary termination without enumerated good reasons or termination for cause, Mr. Rufus will be prohibited from engaging in any business that competes with any business of Holdings or any entity owned by Holdings. In addition, during the term of his employment and for the two-year period following the termination of Mr. Rufus’s employment for any reason, he will be prohibited from soliciting or inducing any person who is or was employed by, or providing consulting services to, us during the twelve month period prior to the date of the termination of his employment, to terminate their employment or consulting relationship with us. Under the terms of his employment agreement, Mr. Rufus is also subject to certain confidentiality and non-disclosure obligations, and we have agreed, so long as Mr. Rufus is not in breach of certain of his obligations under his employment agreement, to, among other things, indemnify him to the fullest extent permitted by Delaware law against all costs, charges and expenses incurred or sustained by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer or employee of ours or his serving or having served any other enterprise as a director, officer or employee at our request.

Severance Agreement and Retention Agreement with Howard Skurka, President of Skurka Aerospace Inc.

On December 10, 2004, Howard Skurka entered into a severance agreement with Skurka Engineering Company. In connection with the acquisition of certain assets and the assumption of certain liabilities of Skurka Engineering Company by Skurka (a wholly-owned subsidiary of TransDigm Inc.), Skurka assumed all of the obligations of Skurka Engineering Company under the severance agreement. Under the terms of the severance agreement, during the one-year period from the date of the agreement, if Mr. Skurka’s employment is terminated without cause, if he terminates his employment for certain enumerated good reasons, or in the event of his termination due to his death or disability, Skurka, as the successor in interest to Skurka Engineering Company, will, in a lump sum payment made within thirty days after the date of his termination, pay Mr. Skurka any previously earned but unpaid compensation plus an amount equal to his then applicable annual base salary. In addition, in the event that Mr. Skurka is terminated for any reason, he will be entitled to any amounts payable under any benefit programs in which he was participating as of the date of his termination.

In addition, on December 31, 2004, Mr. Skurka entered into a retention agreement with TransDigm and TD Holding. Mr. Skurka’s retention agreement provides that he will serve as the President of Skurka. Under the terms of the retention agreement, Mr. Skurka is entitled to receive an annual base salary of no less than $165,000. In addition, under the terms of his retention agreement, Mr. Skurka was awarded options to purchase 600 shares of common stock of TD Holding at an exercise price equal to $1,275 per share, representing the fair market value of a share of common stock of TD Holding as of the date of grant. Under the terms of his retention agreement, Mr. Skurka is also (i) eligible for an annual discretionary bonus based on his performance, the performance of Skurka and other factors taken into account by the board of directors of TransDigm Inc., with the target amount of each annual bonus to be $55,000 and (ii) entitled to health coverage, vacation and other benefits commensurate with his position and consistent with our policies.

Under the terms of his retention agreement, Mr. Skurka is also eligible for an annual non-discretionary performance bonus in an aggregate amount of up to $1,450,000 based upon certain minimum EBITDA thresholds for fiscal 2005, 2006 and 2007. Mr. Skurka is eligible to receive a minimum bonus of $100,000, $300,000 and $400,000 for fiscal 2005, fiscal 2006 and fiscal 2007, respectively, and a maximum bonus of $150,000, $450,000 and $850,000 for fiscal 2005, fiscal 2006 and fiscal 2007, respectively, if certain EBITDA thresholds as set forth in the retention agreement are met. In the event that Mr. Skurka’s employment is terminated for cause or he voluntarily terminates his employment without one of the specifically enumerated good reasons, Mr. Skurka will not be entitled to the bonus payments for the fiscal year in which his termination occurs. If Mr. Skurka’s employment is terminated for any reason other than for cause or his voluntary termination without one of the specifically enumerated good reasons, Mr. Skurka will be entitled to payment of a pro-rated bonus based on the number of days he was employed for the fiscal year in which the termination occurs.

Skurka Non-Compete Agreements

In connection with the execution of the retention agreement by Mr. Skurka, on December 31, 2004, Mr. Skurka entered into two non-competition agreements with TransDigm Inc. and Skurka, one in his capacity as an employee of Skurka and the other in his capacity as a stockholder of Skurka Engineering Company. The terms of these non-competition agreements are substantially similar, except with respect to the duration of the period during which Mr. Skurka is prohibited from taking certain specified actions, which are described in more detail below. Under the terms of the non-competition agreement executed by Mr. Skurka in his capacity as an employee of Skurka, Mr. Skurka is prohibited from taking certain specified actions during the tenure of his employment. Under the terms of the non-competition agreement executed by Mr. Skurka in his capacity as a stockholder of Skurka Engineering Company, Mr. Skurka is prohibited from taking certain specified actions during the period ending on the four year anniversary of the date of the agreement (irrespective of Mr. Skurka’s employment status). Under the terms of these non-competition agreements, Mr. Skurka will generally be prohibited from, among other things: (i) owning or participating in the ownership or operation of, or being employed by, any entity that competes with Skurka’s business; (ii) selling or soliciting the sale of any product or service that is the same as, substantially similar to or competes with or is intended to compete with any of Skurka’s products or services; (iii) interfering with any customer or client of Skurka; and (iv) soliciting or hiring, directly or indirectly, any employee of Skurka. Under the terms of the non-competition agreements, Mr. Skurka is also subject to certain confidentiality and non-disclosure obligations.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year ended September 30, 2005, the members of the Compensation Committees of TD Holding and TransDigm Inc. were Messrs. David A. Barr, Kevin Kruse and Kewsong Lee, none of whom ever served as an officer or employee of Holdings or any of its subsidiaries.

Stock Option Plan

In connection with the consummation of the Mergers, TD Holding adopted a stock option plan for the benefit of the employees of Holdings and TransDigm Inc. The stock option plan has been amended and restated on several occasions, most recently effective as of November 10, 2005, and we refer to such stock option plan as it is currently in effect as the stock option plan. The significant changes made in connection with the amended and restated option plan were to (i) remove certain dividend equivalent rights provisions to ensure that the plan is in compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), (ii) adjust the applicable performance vesting targets to reflect certain acquisitions made by TransDigm and its subsidiaries and (iii) increase the number of shares of common stock of TD Holding reserved for issuance thereunder.

The stock option plan is administered by the compensation committee of the board of directors of TD Holding, and, among other things, the compensation committee has authority to determine (based on the recommendations of our Chief Executive Officer) which eligible persons are granted options, the number of shares of common stock of TD Holding that will be subject to an option granted to an eligible person and the exercise price of each option granted thereunder. In addition, the compensation committee has the authority to construe and interpret the stock option plan and any applicable award agreements, and make any other decisions and determinations necessary or advisable for the administration of the stock option plan.

Upon the closing of the Mergers and the related transactions certain members of management rolled over certain then-existing options to purchase shares of common stock of Holdings with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Holding, or rollover options, and interests in newly created deferred compensation plans of TD Holding, which are described in more detail below. These members of management were granted rollover options to purchase an aggregate of 25,870 shares of common stock of TD Holding. In addition, all rollover options granted in connection with the closing of the Mergers and the related transactions were fully vested on the date of grant. As of November 22, 2005, there were rollover options to purchase 21,306 shares of common stock of TD Holding issued and outstanding, representing approximately 6% of the outstanding shares of common stock of TD Holding on a fully diluted basis.

In addition to the shares of common stock reserved for issuance upon exercise of rollover options, under the terms of the stock option plan, an aggregate of 36,560 shares of common stock are reserved for issuance upon exercise of new management options. As of November 22, 2005, there were new management options to purchase 36,560 shares of common stock of TD Holding issued and outstanding, representing approximately 10% of the outstanding shares of common stock of TD Holding on a fully diluted basis. In general, approximately 20% of all new management options vest based on employment service or a change of control (as defined in the stock option plan) and approximately 80% of all new management options vest based on the satisfaction of specified performance criteria. In addition, all or a portion of the new management options whose vesting is contingent upon performance criteria vest upon a change of control if certain equity investors receive certain predetermined rates of return on their investment.

Rollover Deferred Compensation Plan

In connection with the consummation of the Mergers, TD Holding adopted a deferred compensation plan for the benefit of the employees of Holdings and TransDigm Inc. who held rollover options at the time of the Mergers. The rollover deferred compensation plan was administered by the compensation committee of the board of directors of TD Holding. The plan provided that each person who held a rollover option converted an initial amount to his or her deferred compensation account. For so long as TD Holding’s Senior Unsecured Promissory Notes due 2008 (the “TD Holding Debt”) remained outstanding, each participant’s deferred compensation account was credited with interest at the same rate as accrued on the TD Holding Debt. The rollover deferred compensation plan required that upon retirement of all or a portion of the TD Holding Debt, TD Holding would pay each participant a percentage of the amount credited to his or her deferred compensation account equal to the percentage of the debt so retired. The plan provided that if a participant’s employment was terminated for cause or by the participant without good reason, the Company could elect at any time between such termination of employment and prior to an initial public offering by TD Holding, to pay the participant a discounted amount. Upon termination of a participant’s employment for any other reason, TD Holding was required to pay the participant the amount credited to his or her deferred compensation account as of the date of such termination. The plan also provided that if the TD Holding Debt was converted to stock, each participant’s deferred compensation account would be converted to phantom stock units.

On November 10, 2005, TD Holding prepaid the TD Holding Debt and consequently, all participant deferred compensation account balances under the rollover deferred compensation plan became due. The account balances, totaling approximately $23 million in the aggregate, were distributed to participants and the rollover deferred compensation plan was terminated as of November 10, 2005.

Management Deferred Compensation Plan

In connection with the consummation of the Mergers, TD Holding adopted a deferred compensation plan for the benefit of the employees of Holdings and TransDigm Inc. who were granted management options under the stock option plan. The management deferred compensation plan is administered by the compensation committee of the board of directors of TD Holding. The plan provides that a participant’s deferred compensation account would have a value equal to the participant’s percentage of option holdings as compared to all management options issued under the stock option plan multiplied by an amount based on the interest accrued on the TD Holding Debt. The deferred compensation accounts are vested to the same extent that the management options granted under the stock option plan are vested. Upon retirement of all or a portion of the TD Holding Debt, TD Holding must pay each participant a percentage of the amount credited to his or her vested deferred compensation account balance equal to the percentage of the debt so retired. The value of the participant’s unvested portion would be payable as it vests. The plan provided that if a participant’s employment was terminated for cause or by the participant without good reason, the Company could elect, at any time between such termination of employment and prior to an initial public offering by TD Holding, to pay the participant a discounted amount. Upon termination of a participant’s employment for any other reason, TD Holding must pay the participant the value of his or her vested deferred compensation account balance as of the date of such termination. The plan also provides that if the TD Holding Debt was converted to stock, each participant’s deferred compensation account would be converted to phantom stock units.

On November 10, 2005, TD Holding prepaid the TD Holding Debt and consequently, the vested portion of participant deferred compensation account balances under the management deferred compensation plan became due. The vested account balances, totaling approximately $1.8 million in the aggregate, were distributed to participants. In addition, in connection with the transaction and in connection with contemplated changes to the management deferred compensation plan or adoption of a new compensation plan to replace the management deferred compensation plan in light of the new Internal Revenue Code requirements of Section 409A, the compensation committee approved a distribution to participants of a portion of their unvested account balances equal to approximately $1.2 million in the aggregate and such distribution was made on November 10, 2005.

Executive Retirement Savings Plan

The TransDigm Inc. Executive Retirement Savings Plan (the “Savings Plan”) was established by TransDigm Inc. effective January 1, 1997 to permit a group of management or highly compensated employees (as provided for under the Employee Retirement Income Security act of 1974, as amended (ERISA)) to accumulate additional retirement income through a nonqualified deferred compensation plan. TransDigm Inc’s board of directors annually determines the employees who are eligible to participate in the Savings Plan.

A participant may (1) make elective deferrals in addition to or in lieu of deferrals the participant may have otherwise made under the TransDigm Inc. Retirement and 401(k) Plan, and (2) receive an allocation of any discretionary amount contributed to the Savings Plan by TransDigm Inc. Deferrals may be made from a participant’s salary, bonus, or a combination thereof. Deferrals may not be made on any other compensation that a participant may earn. Salary deferrals must be made no later than the last day of the year preceding the one which the deferrals will be made and may be changed prospectively by an administratively reasonable date prior to the first day of any calendar quarter. Bonus deferrals elections must be made at least 60 days prior to the date the amount of such bonus is determined by the board of directors.

TransDigm Inc. established a trust effective October 10, 1997 into which amounts deferred under the Savings Plan are set aside for participants. MetLife Trust Company, N.A. is the trustee of the trust. The trust was established as a grantor trust, within the meaning of the Internal Revenue Code. Accordingly, participants in the Savings Plan have no preferred claim on, or beneficial ownership interest in, any assets of the trust. Further, any rights created under the Savings Plan or the trust are unsecured contractual rights and all assets held by the trust are subject to the claims of TransDigm Inc.’s general creditors under applicable federal and state law.

Dividend Equivalent Plan

On November 10, 2005, TD Holding adopted a dividend equivalent plan that is intended to be compliant with the requirements of Section 409A. The dividend equivalent plan contains the same economic terms as the dividend equivalent rights provisions that were removed from TD Holding’s previous option plan in connection with the adoption of the stock option plan. Specifically, in the event that TD Holding declares a dividend in connection with a recapitalization or similar corporate event, participants in the dividend equivalent plan who hold vested options will be entitled to receive a cash divided equivalent payment equal to the amount that such participant would otherwise have been entitled to receive had each vested option that is held by such participant been fully exercised immediately prior to such transaction.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TransDigm Inc. is a wholly owned subsidiary of Holdings and Holdings is a wholly owned subsidiary of TD Holding. Neither TransDigm Inc. nor Holdings has any outstanding options or convertible securities.

The following table sets forth certain information regarding the beneficial ownership of the common stock of TD Holding as of November 22, 2005 with respect to each beneficial owner of more than five percent of the outstanding common stock of TD Holding and beneficial ownership of the common stock of TD Holding by each director and executive officer of Holdings and TransDigm Inc. and all such directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes the shares underlying options held by such persons that are exercisable within 60 days of November 22, 2005, but excludes shares underlying options held by any other person. Percentage of ownership is based on approximately 295,465 shares of common stock of TD Holding outstanding as of November 22, 2005. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Shares	Percentage
Warburg Pincus Private Equity VIII, L.P.(3) c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	204,558	69.23%

TD Co-Investors, LLC c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	53,363	18.06%

A.S.F. Co-Investment Partners II, L.P. c/o Portfolio Advisors, LLC 9 Old Kings Highway South Darien, CT 06920	14,823	5.02%

Banc of America Capital Investors, L.P. c/o Banc of America Capital Investors 100 North Tryon Street, 25th Floor Charlotte, NC 28255	23,717	8.03%

Directors
Michael Graff(4) c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	204,983	69.32%

W. Nicholas Howley(5)	15,332	4.99%

Douglas Peacock(6)	310	*

David A. Barr(7) c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	204,558	69.23%

Kevin Kruse c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	0	*

Kewsong Lee(8) c/o Warburg Pincus LLC 466 Lexington Avenue New York, NY 10017	204,558	69.23%

Named Executive Officers
Robert S. Henderson(9)	2,398	*
Raymond F. Laubenthal(10)	2,900	*
Gregory Rufus(11)	1,501	*
Howard Skurka(12)	120	*
All directors and executive officers as a group (14 persons)(13)	232,891	72.90%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each listed person is c/o TransDigm Holding Company, 1301 East 9th Street, Cleveland, Ohio 44114.

(2)	Includes shares that the listed beneficial owner is deemed to have the right to acquire beneficial ownership of under Rule 13d-3 under the Exchange Act, including shares which the listed beneficial owner has the right to acquire within 60 days of November 22, 2005.

(3)	Warburg Pincus owns a 55% ownership interest in TD Co-Investors, LLC (“TD LLC”). Warburg Pincus is also the managing member of TD LLC and, as such, has voting and investment power over certain shares of TD Holding not directly attributable to Warburg Pincus. As a result, Warburg Pincus may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of all of the common stock of TD Holding owned by TD LLC, including the shares of common stock of TD Holding not directly attributable to Warburg Pincus. Warburg Pincus disclaims beneficial ownership of all shares of common stock of TD Holding owned by TD LLC that are not directly attributable to it. Warburg Pincus Partners is the sole general partner of Warburg Pincus. Warburg Pincus is managed by Warburg Pincus LLC.

(4)	Includes options to purchase 247 shares exercisable within 60 days of November 22, 2005. In addition, represents shares that may be deemed to be beneficially owned by Warburg Pincus. Mr. Graff is a general partner of Warburg Pincus & Co. and a managing director and member of Warburg Pincus LLC. All shares indicated as beneficially owned by Mr. Graff (other than 425 shares of common stock of TD Holding that are subject to options that Mr. Graff holds in his personal capacity) are included because of his affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC. Mr. Graff disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC.

(5)	Includes options to purchase approximately 9,719 shares exercisable within 60 days of November 22, 2005. Also includes options to purchase approximately 2,178 shares exercisable within 60 days of November 22, 2005 that are held by Bratenahl Investments, Ltd. By virtue of his ownership interest in Bratenahl Investments, Ltd., Mr. Howley may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of the options that are beneficially owned by Bratenahl Investments, Ltd. Mr. Howley disclaims beneficial ownership of all options owned by Bratenahl Investments, Ltd. and reported herein as beneficially owned.

(6)	Includes options to purchase 310 shares exercisable within 60 days of November 22, 2005.

(7)	Represents shares that may be deemed to be beneficially owned by Warburg Pincus. Mr. Barr is a general partner of Warburg Pincus & Co. and a managing director and member of Warburg Pincus LLC. All shares indicated as beneficially owned by Mr. Barr are included because of his affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC. Mr. Barr disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC.

(8)	Represents shares that may be deemed to be beneficially owned by Warburg Pincus. Mr. Lee is a general partner of Warburg Pincus & Co. and a managing director and member of Warburg Pincus LLC. All shares indicated as beneficially owned by Mr. Lee are included because of his affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC. Mr. Lee disclaims beneficial ownership of all shares that may be deemed to be beneficially owned by Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC.

(9)	Includes options to purchase 2, 398 shares exercisable within 60 days of November 22, 2005.

(10)	Includes options to purchase 2,543 shares exercisable within 60 days of November 22, 2005.

(11)	Includes options to purchase 1,501 shares exercisable within 60 days of November 22, 2005.

(12)	Includes options to purchase 90 shares exercisable within 60 days of November 22, 2005.

(13)	Includes all shares of common stock of TD Holding that may be deemed to be beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) by directors and executive officers, including shares subject to options exercisable within 60 days of November 22, 2005. Also includes (i) 204,558 shares of common stock of TD Holding which Mr. Barr, Mr. Graff and Mr. Lee may be deemed to beneficially own by virtue of their affiliation with Warburg Pincus, Warburg Pincus & Co. and Warburg Pincus LLC (see footnotes (4), (7) and (8) above) and (ii) options to purchase 2,178 shares of common stock of TD Holding exercisable within 60 days of November 22, 2005 which Mr. Howley may be deemed to beneficially own by virtue of his ownership interest in and control of Bratenahl Investments, Ltd. (see footnote (5) above).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tax Sharing Agreement

Contemporaneously with the closing of the Mergers and the related transactions, TransDigm Inc., Holdings, TD Holding and each domestic subsidiary of TransDigm Inc. entered into a tax sharing agreement. Under the terms of the tax sharing agreement, TransDigm Inc., Holdings and each of TransDigm Inc.’s domestic subsidiaries are obligated to make payments to TD Holding equal to the amount of the federal and state income taxes that Holdings, TransDigm Inc. and its domestic subsidiaries would have owed if they did not file federal and state income tax returns on a consolidated or combined basis (reduced by any tax benefit derived by the consolidated group from net operating losses of TD Holding).

Option Rollover Agreements

In connection with the Mergers, Mr. Howley entered into an agreement with Warburg Pincus, pursuant to which he and Bratenahl Investments, Ltd., agreed that his and its options to purchase shares of common stock of Holdings beneficially owned by him and such estate planning vehicle prior to the Mergers with an aggregate net value of approximately $16.5 million would not be cancelled in exchange for cash as otherwise provided in the merger agreement. In addition, prior to the consummation of the Mergers and the related transactions, certain other executive officers and/or employees entered into similar agreements with Warburg Pincus with respect to options owned by such executive officers and/or employees prior to the Mergers. The total net value of the options that were not cancelled in exchange for cash was approximately $35.7 million. The options that were not cancelled in exchange for cash, which are referred to herein as the rollover options, were converted into a combination of options to purchase shares of common stock of TD Holding and interests in a rollover deferred compensation plan of TD Holding that was established contemporaneously with the consummation of the Mergers and the related transactions. All options of TD Holding granted to executive officers and/or employees in exchange for their rollover options were fully vested on the date of the closing of the Mergers and the related transactions. The rollover options and the shares of common stock issuable upon exercise thereof are subject to, among other things, the terms and conditions of a stockholders’ agreement among TD Holding, Warburg Pincus, each holder of rollover options and certain institutional investors named therein and a management stockholders’ agreement among Holdings, Warburg Pincus and each holder of rollover options.

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

Management Stockholders’ Agreement

In connection with the Mergers and the related transactions, Holdings, Warburg Pincus and the holders of rollover options entered into a management stockholders’ agreement which governs the shares of common stock of TD Holding or options to purchase shares of common stock of TD Holding that such persons hold or have the right to acquire following the closing of the Mergers and the related transactions. The management stockholders’ agreement provides that upon termination of the employment of a management stockholder under certain circumstances, such management stockholder will have certain put rights and TD Holding (or a permitted assignee thereof) will have certain call rights with respect to any shares of common stock and any fully vested options to purchase shares of common stock owned by such management stockholder at that time. If provisions of applicable law, the terms of any credit agreement or other financing arrangement to which TD Holding, Holdings or TransDigm Inc. is a party, including the Indenture and the Amended and Restated Senior Credit Facility, or the financial circumstances of TD Holding and its subsidiaries would prevent TD Holding from making a repurchase, or if TD Holding is unable to access sufficient funds to enable it to make a repurchase, TD

Holding will not make such purchase until all such prohibitions lapse, and will then pay such management stockholder, in addition to the repurchase price, a specified rate of interest on the repurchase price.

Registration Rights Agreement

In connection with the Mergers and the related transactions, TD Holding, Warburg Pincus, the other institutional investors named therein and the management stockholders who rolled over existing stock options of Holdings entered into a registration rights agreement pursuant to which TD Holding granted such persons certain customary registration rights, including demand, piggy back and Form S-3 registration rights.

Lease for Skurka Aerospace Inc.

Skurka is the tenant under a lease with a company in which Howard Skurka, President of Skurka, is an owner. Together with family members, Mr. Skurka owns 100% of H & M Properties, the lessor of the property located in Camarillo, California. The term of the lease is five years from its December 2004 commencement, although it may be sooner terminated by Skurka if Howard Skurka’s employment with Skurka were terminated by Skurka for cause or voluntarily by Howard Skurka without good reason. The monthly base rental payment for the property is $50,500. Skurka may renew the lease for an additional five years, subject to an adjustment to the monthly base rental for the extended period to $54,000. TransDigm Inc. is a guarantor of Skurka’s obligations under the lease.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Ernst & Young billed the Company an aggregate of approximately $280,000 in fees for professional services rendered in connection with the audit of Holdings’ annual consolidated financial statements and reviews of the consolidated financial statements of Holdings included in its quarterly reports during the period from March 1, 2004 through September 30, 2004 and approximately $299,000 in fees for professional services rendered in connection with the audit of Holdings’ annual consolidated financial statements and reviews of the consolidated financial statements of Holdings including in its quarterly reports during the fiscal year ended September 30, 2005.

Deloitte & Touche LLP billed the Company an aggregate of approximately $15,000 in fees for professional services rendered in connection with the review of the consolidated financial statements of Holdings’ included in its quarterly report for the first quarter of fiscal 2004.

Audit-Related Fees

Ernst & Young billed the Company approximately $477,000 in fees for professional services rendered during the period from March 1, 2004 through September 30, 2004 and $107,000 in fees for professional services rendered during the fiscal year 2005. Such services principally included assistance and consultation provided to management in performing due diligence in connection with potential acquisitions

Tax Fees

Ernst & Young billed the Company an aggregate of approximately $248,000 in fees for professional services rendered for the period from March 1, 2004 through September 30, 2004 and $136,000 in fees for professional services rendered for the fiscal year 2005. Such services principally included assistance and consultation provided to the Company in connection with: (1) tax planning matters, (2) mergers and acquisitions and (3) tax compliance matters.

Deloitte & Touche LLP billed the Company an aggregate of approximately $130,000 in fees during the period from October 1, 2003 through March 1, 2004 for professional services rendered relating to tax compliance, tax advice and tax planning.

All Other Fees

No services were provided the Company by Ernst & Young and Deloitte & Touche LLP during the years ended September 30, 2005 and 2004 other than audit services, audit-related services and tax services.

Changes in Auditors

On March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, engaged Ernst & Young LLP as the Company’s principal independent accountants to audit the financial statements of the Company for the year ending September 30, 2004. Also on March 1, 2004, the Company, upon recommendation by the Audit Committee and approval by its board of directors, dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors. D&T’s reports on the consolidated financial statements of the Company for the periods ended September 30, 2003 and July 22, 2003, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Auditor Committee Pre-Approval Policy

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

(a) (1) Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of September 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended September 30, 2005 and September 30, 2004, the period from July 22, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (Predecessor).	F-4

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) for the years ended September 30, 2005 and September 30, 2004, the period from July 22, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (Predecessor).	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and September 30, 2004, the period from July 22, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (Predecessor).	F-6

Notes to Consolidated Financial Statements	pages F-7 to F-35

(a) (2) Financial Statement Schedules

Valuation and Qualifying Accounts for the years ended September 30, 2005 and September 30, 2004, the period from July 22, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (Predecessor).	F-36

(a) (3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 6, 2003, by and between TD Acquisition Corporation and TransDigm Holding Company. (a)

2.2	Amendment No. 1, dated as of July 9, 2003, to the Agreement and Plan of Merger, by and between TD Acquisition Corporation and TransDigm Holding Company. (a)

2.3	Agreement and Plan of Merger, dated as of July 22, 2003, by and between TransDigm Inc. and TD Funding Corporation. (b)

2.4	Agreement and Plan of Merger, dated as of September 30, 2005, by and between TransDigm Inc. and Fluid Regulators Corporation. †

3.1	Restated Certificate of Incorporation, filed on July 22, 2003, of TransDigm Holding Company. (b)

3.2	Bylaws of TD Acquisition Corporation (TransDigm Holding Company). (b)

3.3	Certificate of Incorporation, filed on July 2, 1993, of NovaDigm Acquisition, Inc. (TransDigm Inc.). (c)

3.4	Certificate of Amendment, filed on July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (TransDigm Inc.). (c)

3.5	Certificate of Ownership and Merger, filed on September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc. (c)

3.6	Bylaws of NovaDigm Acquisition, Inc. (TransDigm Inc.). (c)

4.1	Indenture, dated as of July 22, 2003, among TransDigm Inc. (as the successor by merger to TD Funding Corporation), TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), the Guarantors named therein, and The Bank of New York, as trustee. (b)

4.2	Form of 8 3/8% Senior Subordinated Note due 2011. (b)

4.3	Registration Rights Agreement, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and Credit Suisse First Boston LLC, as representative of the initial purchasers named therein. (b)

4.4	Form of Exchange Agent Agreement, among TransDigm Inc., the Guarantors named therein, and the Bank of New York, as Exchange Agent. (d)

4.5	First Supplemental Indenture, dated as of October 9, 2003, to Indenture, dated as of July 22, 2003, by and among TransDigm Inc. (as successor by Merger to TD Funding Corporation), TransDigm Holding Company (as successor by merger to TransDigm Holding Company), the Guarantors named therein, and the Bank of New York, as trustee. (e)

4.6	Second Supplemental Indenture, dated as of February 10, 2005, to Indenture, dated as of July 22, 2003, by and among TransDigm Inc. (as successor by merger to TD Funding Corporation), TransDigm Holding Company (as successor by merger to TransDigm Holding Company), the Guarantors named therein, and The Bank of New York, as trustee. (g)

4.7	Third Supplemental Indenture, dated as of May 24, 2005, to Indenture, dated as of July 22, 2003, by and among TransDigm Inc. (as successor by merger to TD Funding Corporation), TransDigm Holding Company (as successor by merger to TransDigm Holding Company), the Guarantors named therein, and The Bank of New York, as trustee. (h)

4.8	Fourth Supplemental Indenture, dated as of September 30, 2005, to Indenture, dated as of July 22, 2003, by and among TransDigm Inc. (as successor by merger to TD Funding Corporation), TransDigm Holding Company (as successor by merger to TransDigm Holding Company), the Guarantors named therein, and The Bank of New York, as trustee. (i)

10.1	Stockholders’ Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P., the other institutional investors whose names and addresses are set forth on Schedule I thereto and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto. (b)

10.2	Management Stockholders’ Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P. and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule I thereto. (b)

10.3	Registration Rights Agreement, dated as of July 22, 2003, among the institutional investors whose names and addresses are set forth on Schedule I thereto, the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto and TD Holding Corporation. (b)

10.4	Employment Agreement, dated as of June 6, 2003, by and between W. Nicholas Howley and TransDigm Holding Company. (b)

10.5	Employment Agreement, dated as of November 18, 2005, by and among TransDigm Inc., TransDigm Holding Company and Raymond Laubenthal. (k)

10.6	Employment Agreement, dated as of November 18, 2005, by and among TransDigm Inc., TransDigm Holding Company and Gregory Rufus. (k)

10.7	Severance Agreement, dated as of December 10, 2004, by and between Skurka Engineering Company and Howard Skurka.†

10.8	Retention Agreement, dated as of December 31, 2004, by and between TransDigm Inc. and Howard Skurka.†

10.9	Noncompetition Agreement, dated as of December 31, 2004, by and among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka. †

10.10	Noncompetition Agreement, dated as of December 31, 2004, by and among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka. †

10.11	TD Holding Corporation Third Amended and Restated 2003 Stock Option Plan. (j)

10.12	TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan. (b)

10.13	TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan. (b)

10.14	TD Holding Corporation Dividend Equivalent Plan. (j)

10.15	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the rollover options granted to such executives. (b)

10.16	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the time vested options granted to such executives. (b)

10.17	Form of Management Option Agreement, among TD Holding Corporation and certain executives regarding the performance vested options granted to such executives. (b)

10.19	Demand Promissory Note, dated July 22, 2003, made by TransDigm Holding Company in favor of TransDigm Inc. and subsequently assigned by TransDigm Inc. to TD Finance Corporation. (b)

10.20	Amendment Agreement, dated as of April 1, 2004, among TransDigm Holding Company, TransDigm Inc., the lenders as defined therein and Credit Suisse First Boston, as administrative agent and collateral agent.†

10.21	Amended and Restated Credit Agreement, dated as of April 1, 2004, among TransDigm Holding Company, TransDigm Inc., the lenders as defined therein and Credit Suisse First Boston, as administrative agent and collateral agent. (f)

10.22	Amendment No. 1, dated as of November 10, 2005, to the Amended and Restated Credit Agreement, dated as of April 1, 2004, among TransDigm Inc., TransDigm Holding Company, the lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as administrative agent and as collateral agent. (j)

10.23	Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), TransDigm Inc. (as the successor by merger to TD Funding Corporation), the Subsidiaries Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent. (b)

10.24	Supplement No. 1, dated as of October 9, 2003, to the Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent. (e)

10.25	Supplement No. 2, dated as of February 10, 2005, to the Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent. (g)

10.26	Supplement No. 3, dated as of May 24, 2005, to the Guarantee and Collateral Agreement, dated as of July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent. (h)

10.27	Tax Sharing Agreement, dated as of July 22, 2003, by and among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto. (e)

10.28	Contribution and Assignment Agreement, dated as of October 13, 2003, by and between TransDigm Inc. and TD Finance Corporation. (d)

10.29	Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of December 31, 2004, between VHEM, LLC, dba H&M Properties, and Skurka Aerospace Inc. †

10.30	Guaranty of Lease, dated as of December 31, 2004, by TransDigm Inc. in favor of VHEM, LLC, dba H&M Properties. †

10.31	TransDigm Inc. Executive Retirement Savings Plan. †

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.†

21.1	Subsidiaries of TransDigm Inc.†

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(a)	Incorporated by reference to the Registrants’ Form 8-K filed on July 30, 2003 (File No. 333-71397).

(b)	Incorporated by reference to the Registrants’ Form S-4 filed on August 29, 2003 (File No. 333-10834006).

(c)	Incorporated by reference to the Registrants’ Form S-4 filed on January 29, 1999 (File No. 333-71397), as amended by Amendment No. 1, filed on February 5, 1999, Amendment No. 2, filed on March 24, 1999, and Amendment No. 3, filed on April 23, 1999.

(d)	Incorporated by reference to Amendment No. 2 to the Registrants’ Form S-4 filed on November 10, 2003 (File No. 333-10834006).

(e)	Incorporated by reference to Amendment No. 1 to the Registrants’ Form S-4 filed on October 30, 2003 (File No. 333-10834006).

(f)	Incorporated by referenced to TransDigm Inc. and TransDigm Holding Company’s Form 10-Q filed on May 15, 2004 (File No. 333-10834006).

(g)	Incorporated by referenced to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed on February 16, 2005 (File No. 333-108340).

(h)	Incorporated by referenced to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed on May 27, 2005 (File No. 333-108340).

(i)	Incorporated by referenced to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed on October 6, 2005 (File No. 333-108340).

(j)	Incorporated by referenced to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed on November 15, 2005 (File No. 333-108340).

(k)	Incorporated by reference to the Registrants’ Form 8-K filed on November 23, 2005 (File No. 333-108340).

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 29, 2005.

TRANSDIGM HOLDING COMPANY

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial
Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2005

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	November 29, 2005

/s/ KEWSONG LEE Kewsong Lee	Director	November 29, 2005

/s/ DAVID BARR David Barr	Director	November 29, 2005

/s/ KEVIN KRUSE Kevin Kruse	Director	November 29, 2005

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 29, 2005

/s/ MICHAEL GRAFF Michael Graff	Director	November 29, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 29, 2005.

TRANSDIGM INC.

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial
Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2005

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	November 29, 2005

/s/ KEWSONG LEE Kewsong Lee	Director	November 29, 2005

/s/ DAVID BARR David Barr	Director	November 29, 2005

/s/ KEVIN KRUSE Kevin Kruse	Director	November 29, 2005

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 29, 2005

/s/ MICHAEL GRAFF Michael Graff	Director	November 29, 2005

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not

Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Holdings’ or TransDigm Inc.’s security holders.

TRANSDIGM HOLDING COMPANY AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2005

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of September 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended September 30, 2005 and September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, and the Period From October 1, 2002 Through July 22, 2003 (Predecessor).

F-4

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) for the Years Ended September 30, 2005 and September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, and the Period From October 1, 2002 Through July 22, 2003 (Predecessor).

F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005 and September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, and the Period From October 1, 2002 Through July 22, 2003 (Predecessor).

F-6

Notes to Consolidated Financial Statements for the Years Ended September 30, 2005 and September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, and the Period From October 1, 2002 Through July 22, 2003 (Predecessor).

F-7 – F-35

Supplementary Data:

Valuation and Qualifying Accounts for the Years Ended September 30, 2005 and September 30, 2004, the Period From July 23, 2003 Through September 30, 2003, and the Period From October 1, 2002 Through July 22, 2003 (Predecessor).

F-36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

of TransDigm Holding Company

We have audited the accompanying consolidated balance sheet of TransDigm Holding Company and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2005. Our audits also included the financial statement schedules for the years ended September 30, 2005 and 2004 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Holding Company and subsidiaries at September 30, 2005 and September 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended September 30, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Cleveland, Ohio

November 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

TransDigm Holding Company

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity/(deficiency) and cash flows of TransDigm Holding Company and subsidiaries (the “Company”) for the period from July 23, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (date of merger with TD Acquisition Corporation) (Predecessor). Our audits also included the financial statement schedules for the periods ended September 30, 2003 and July 22, 2003 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of TransDigm Holding Company and subsidiaries for the period from July 23, 2003 through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2003 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective July 23, 2003, the Company changed its method of accounting for stock options.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

December 19, 2003

TRANSDIGM HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND 2004

(Amounts in thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,221	$48,498
Marketable securities	—	50,601
Trade accounts receivable—Net	63,554	44,489
Inventories	76,077	64,385
Deferred income taxes	12,651	10,092
Prepaid expenses and other	1,748	1,851

Total current assets	258,251	219,916
PROPERTY, PLANT AND EQUIPMENT—Net	63,624	60,817
GOODWILL	855,684	812,460
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS—Net	104,454	103,101
DEBT ISSUE COSTS—Net	19,340	23,148
OTHER	803	710

TOTAL ASSETS	$1,427,653	$1,345,649

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$4,431
Accounts payable	16,419	11,468
Accrued liabilities	31,885	24,800

Total current liabilities	51,247	40,699
LONG-TERM DEBT—Less current portion	686,906	689,848
DEFERRED INCOME TAXES	73,731	65,645
OTHER NON-CURRENT LIABILITIES	3,001	2,839

Total liabilities	814,885	799,031

STOCKHOLDERS EQUITY:
Common stock—$.01 par value; authorized 900,000 shares; issued 100 at September 30, 2005 and 2004, respectively	—	—
Additional paid-in capital	533,161	520,078
Retained earnings	79,943	26,822
Accumulated other comprehensive loss	(336)	(282)

Total stockholders’ equity	612,768	546,618

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,427,653	$1,345,649

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	(Predecessor) October 1, 2002 Through July 22, 2003
NET SALES	$374,253	$300,703	$52,083	$241,185
COST OF SALES (Including inventory purchase accounting charges of $1,493, $18,471, $12,038 and $855 for the periods ended September 30, 2005, September 30, 2004, September 30, 2003 and July 22, 2003, respectively)	189,983	164,198	40,399	126,516

GROSS PROFIT	184,270	136,505	11,684	114,669
OPERATING EXPENSES:
Selling and administrative	38,943	31,201	5,205	20,167
Amortization of intangibles	7,747	10,325	1,975	945
Merger expenses	—	—	—	176,003

Total operating expenses	46,690	41,526	7,180	197,115

INCOME (LOSS) FROM OPERATIONS	137,580	94,979	4,504	(82,446)
INTEREST EXPENSE—Net	51,460	48,936	9,567	28,224

INCOME (LOSS) BEFORE INCOME TAXES	86,120	46,043	(5,063)	(110,670)
INCOME TAX PROVISION (BENEFIT)	32,999	16,433	(2,275)	(40,701)

NET INCOME (LOSS)	$53,121	$29,610	$(2,788)	$(69,969)

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(Amounts in thousands)

	Common Stock	Additional Paid-In Capital	Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE—October 1, 2002 (Predecessor)	$1	$102,079	$1,934	$(180,506)	$(664)	$(77,156)
Comprehensive loss:
Net loss	—	—	—	(69,969)	—	(69,969)
Other comprehensive loss	—	—	—	—	(173)	(173)

Comprehensive loss						(70,142)
Cumulative redeemable preferred stock:
Dividends accrued	—	—	—	(2,443)	—	(2,443)
Accretion for original issuance discount	—	—	—	(226)	—	(226)
Adjustment of redeemable common stock	—	—	—	(2,743)	—	(2,743)
Elimination of historical stockholders’ deficiency upon consummation of Merger	(1)	(102,079)	(1,934)	255,887	837	152,710
Equity contributions from TD Holding:
Cash investment	—	471,300	—	—	—	471,300
Rollover equity investment	—	35,698	—	—	—	35,698

BALANCE—July 22, 2003 (Predecessor)	—	506,998	—	—	—	506,998
Equity contributions from TD Holding:
Stock option and deferred compensation costs incurred by TD Holding		1,033	—	—	—	1,033
Comprehensive loss:
Net loss	—	—	—	(2,788)	—	(2,788)
Other comprehensive loss	—	—	—	—	(103)	(103)

Comprehensive loss						(2,891)
Proceeds from exercise of stock options	—	69	—	—	—	69

BALANCE—September 30, 2003		508,100	—	(2,788)	(103)	505,209
Equity contributions from TD Holding:
Stock option and deferred compensation costs incurred by TD Holding		6,169	—	—	—	6,169
Income tax benefit from interest expense incurred by TD Holding		6,305	—	—	—	6,305
Comprehensive income:
Net income	—	—	—	29,610	—	29,610
Other comprehensive loss	—	—	—	—	(179)	(179)

Comprehensive income						29,431
Purchase of common stock	—	(520)	—	—	—	(520)
Proceeds from exercise of stock options	—	24	—	—	—	24

BALANCE—September 30, 2004		520,078	—	26,822	(282)	546,618
Equity contributions from TD Holding:
Stock option and deferred compensation costs incurred by TD Holding (Note 11)	—	6,848	—	—	—	6,848
Income tax benefit from interest expense incurred by TD Holding (Note 13)	—	6,235	—	—	—	6,235
Comprehensive income:
Net income	—	—	—	53,121	—	53,121
Other comprehensive loss	—	—	—	—	(54)	(54)

Comprehensive income	—	—	—	—	—	53,067

BALANCE—September 30, 2005	—	$533,161	$—	$79,943	$(336)	$612,768

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

				(Predecessor)
	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003
OPERATING ACTIVITIES:
Net income (loss)	$53,121	$29,610	$(2,788)	$(69,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Inventory purchase accounting charge	1,493	18,471	12,038	855
Depreciation	9,209	7,978	1,358	5,410
Amortization of intangibles	7,747	10,325	1,975	945
Amortization/write-off of debt issue costs and note premium	3,808	3,791	672	9,829
Loss on repayment of senior subordinated notes	—	—	—	16,595
Interest deferral on Holdings PIK Notes	—	—	—	1,546
Non-cash stock option and deferred compensation costs	6,848	6,169	1,033	35,698
Changes in assets and liabilities, net of effects from Merger and acquisitions of businesses:
Trade accounts receivable	(15,576)	(5,134)	(658)	3,099
Inventories	(4,566)	(2,157)	1,603	(4,387)
Income taxes receivable and other assets	(4,093)	34,668	276	(62,841)
Accounts payable	4,031	(499)	(1,166)	(267)
Accrued and other liabilities	18,673	8,198	(30,206)	29,303

Net cash provided by (used in) operating activities	80,695	111,420	(15,863)	(34,184)

INVESTING ACTIVITIES:
Capital expenditures	(7,960)	(5,416)	(968)	(4,241)
Acquisition of businesses	(63,171)	(21,531)	988	(53,026)
Purchase of marketable securities	(65,374)	(94,675)	—	—
Sales and maturity of marketable securities	115,975	44,003	—	—

Net cash (used in) provided by investing activities	(20,530)	(77,619)	20	(57,267)

FINANCING ACTIVITIES:
Borrowings under credit facility—net of fees	—	—	(1,462)	306,744
Proceeds from senior subordinated notes—net of fees	—	—	(1,563)	386,973
Proceeds from issuance of common stock and exercise of stock options	—	24	69	471,300
Repayment of amounts borrowed under credit facility	(2,942)	(2,209)	—	(200,793)
Payment of license obligation	(1,500)	(1,500)	—	(2,600)
Repayment/defeasance of senior subordinated notes, including premium	—	—	—	(216,595)
Repayment of Holdings PIK Notes	—	—	—	(32,802)
Redemption of preferred stock and warrant	—	—	—	(28,003)
Purchase of common stock	—	(520)	(959)	(599,725)
Payment of Merger costs incurred by stockholders of TD Holding	—	—	(1,545)	(2,049)

Net cash (used in) provided by financing activities	(4,442)	(4,205)	(5,460)	82,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,723	29,596	(21,303)	(9,001)
CASH AND CASH EQUIVALENTS—Beginning of period	48,498	18,902	40,205	49,206

CASH AND CASH EQUIVALENTS—End of period	$104,221	$48,498	$18,902	$40,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45,995	$45,530	$1,175	$31,998

Net Cash (received) paid during the period for income taxes	$19,232	$(32,933)	$(23)	$16,771

See Notes to Consolidated Financial Statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm, which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc. (“Marathon”), Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc. and Skurka Aerospace Inc. (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, batteries and chargers, power conditioning devices, rods and locking devices, engineered connectors, engineered latcheing and locking devices, lavatory hardware and components, AC/DC motors and components and specialized valving.

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

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger and the Norco Acquisition (see Note 2) had occurred on the first day of the period presented (in thousands):

Predecessor
October 1, 2002 Through July 22, 2003
Net sales	$248,685
Operating loss	(125,948)
Net loss	(106,800)

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions was sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value in accounting for the Merger, (iv) additional compensation expense that resulted from the new stock option plan (see Note 14) and the deferred compensation plans of TD Holding established in conjunction with the Merger (see Note 11) that cover certain management personnel of the Company, and (v) additional interest expense that resulted from the Company’s increased indebtedness resulting from the transactions. The pro forma results of operations for the period ended July 22, 2003 exclude the Merger charge discussed below. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

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

Eaton— On June 30, 2005, TransDigm, through its wholly-owned Skurka Aerospace subsidiary, acquired an aerospace motor product line from Eaton Corporation. The Eaton business has been a long-time supplier of aerospace motors and related products and is located in Burbank, California, a suburb of Los Angeles. The motor products are used on a range of commercial aircraft, as well as military programs. The company’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall business direction. The motor product line will be consolidated into Skurka’s existing aerospace motor business in Camarillo, California. The Company expects that the goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

Fluid Regulators— On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“FRC”), a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. FRC designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. FRC’s product characteristics and market position fit well with TransDigm’s overall direction. In addition, as a result of the acquisition, TransDigm expects to reduce the combined operating costs through the integration of the FRC manufacturing process with its existing AeroControlex division and the merger of FRC into TransDigm, which occurred on September 30, 2005. The purchase price consideration of $23.5 million in cash was funded through the use of the Company’s existing cash balances. The Company expects that the goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

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

The Company accounted for the acquisitions of Skurka, FRC and the motor product line (collectively, the “Acquisitions”) as a purchase and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the year ended September 30, 2005, are not significant and, accordingly, are not provided.

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

Since the date of the Merger (see Note 1), the accompanying consolidated financial statements include fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, the accompanying consolidated financial statements for periods prior to the consummation of the Merger are labeled as “Predecessor” financial statements.

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

Research and Development Costs—The Company expenses research and development costs as incurred. The cost recognized for research and development costs for the years ended September 30, 2005 and September 30, 2004, and the periods ended September 30, 2003 and July 22, 2003 was approximately $2.5 million, $2.2 million, $0.3 million and $1.5 million, respectively.

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

The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2004, all marketable securities were designated as available for sale. Accordingly, these securities were stated at market value at September 30, 2004, with unrealized gains and losses reported in a separate component of stockholders’ equity (“accumulated other comprehensive loss”). All marketable securities were sold during fiscal 2005. Realized gains and losses on sale of securities, as determined on a specific identification basis, were included in net income.

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

Because the stock options and deferred compensation plan interests issued to Company employees in conjunction with, or subsequent to, the Merger relate to stock option and deferred compensation plans of TD Holding, the cost of the arrangements is pushed-down and recognized as expense of the Company and capital contributions from TD Holding in the accompanying financial statements for the years ended September 30, 2005 and September 30, 2004 and the period July 23, 2003 through September 30, 2003.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in shareholders’ equity/(deficiency) from transactions and other events and circumstances resulting from non-shareholder sources. The Company’s accumulated other comprehensive loss, consisting principally of its minimum pension liability adjustment, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity/(deficiency), net of taxes of $0.2 million, $0.1 million, $0.1 million, and $0.1 million for the years ended September 30, 2005 and September 30, 2004, the period from July 23, 2003 through September 30, 2003, and the period from October 1, 2002 through July 22, 2003, respectively.

Segment Reporting—The Company’s principal business, aircraft component supplier, is reported as one segment. Substantially all of the Company’s operations are located within the United States.

Reclassifications—Certain reclassifications have been made to the accompanying fiscal 2004 footnote disclosures to conform to the classifications used for the year ended September 30, 2005.

4.	MARKETABLE SECURITIES

There were no marketable securities at September 30, 2005. At September 30, 2004 marketable securities consisted of the following (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$19,212	$15	$13	$19,214
U.S. Government Agency mortgage- backed securities	11,055	13	20	11,048
Corporate bonds	8,689	3	71	8,621
Asset backed securities	11,715	24	21	11,718

Total	$50,671	$55	$125	$50,601

Proceeds from the sale/maturity of marketable securities were $116.0 and $44.0 million during the years ended September 30, 2005 and September 30, 2004, respectively. Gross realized losses for the years ended September 30, 2005 and September 30, 2004 were $0.8 million and $0.1 million, respectively.

5.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; worldwide commercial airlines, including national and regional airlines; large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

For the year ended September 30, 2005, three customers accounted for approximately 11%, 10% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2004, three customers accounted for approximately 13%, 12% and 9% of the Company’s net sales, respectively. For the period ended September 30, 2003, one customer accounted for approximately 13% and two customers each accounted for approximately 8% of the Company’s net sales. For the period ended July 22, 2003, three customers represented approximately 14%, 12% and 10% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $81.5 million during fiscal 2005, $69.9 million during fiscal 2004, $14.0 million during the period ended September 30, 2003 and $73.8 million during the period ended July 22, 2003.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2005	2004
Due from U.S. government or prime contractors under U.S. government programs	$7,224	$7,488
Commercial customers	57,440	37,865
Allowance for uncollectible accounts	(1,110)	(864)

Trade accounts receivable—net	$63,554	$44,489

Approximately 34% of the Company’s trade accounts receivable at September 30, 2005 was due from four customers. In addition, approximately 23% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

6.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2005	2004
Work-in-progress and finished goods	$40,234	$36,728
Raw materials and purchased component parts	42,581	34,314

Total	82,815	71,042
Reserve for excess and obsolete inventory	(6,738)	(6,657)

Inventories—net	$76,077	$64,385

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2005	2004
Land and improvements	$9,055	$8,886
Buildings and improvements	25,666	22,388
Machinery, equipment and other	45,283	36,459
Construction in progress	1,891	2,398

Total	81,895	70,131
Accumulated depreciation	(18,271)	(9,314)

Property, plant and equipment—net	$63,624	$60,817

8.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consisted of the following at September 30 (in thousands):

	2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$8,488	$82,298
License agreement	9,373	1,150	8,223
Trade secrets	11,772	1,159	10,613
Patented technology	1,498	387	1,111
Order backlog	9,245	8,807	438
Other	1,827	56	1,771

Total	$124,501	$20,047	$104,454

	2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$4,363	$80,823
License agreement	9,468	625	8,843
Trade secrets	11,772	623	11,149
Patented technology	1,345	209	1,136
Order backlog	7,630	6,480	1,150

Total	$115,401	$12,300	$103,101

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $125.5 million at September 30, 2005 and September 30, 2004. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2005 and 2004 and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2005 were as follows (in thousands):

	Year Ended September 30, 2005
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$41,207	None
Intangible assets subject to amortization:
Unpatented technology	5,600	20 years
Order backlog	1,615	1 year
Other	1,600	7 year

	8,815	14 years

Total	$50,022

The changes in the carrying amount of goodwill for the period October 1, 2002 through July 22, 2003, the period July 23, 2003 through September 30, 2003 and the fiscal years ended September 30, 2004 and 2005 were as follows (in thousands):

Balance as of October 1, 2002 (Predecessor)	$158,453
Goodwill acquired during the period	27,981
Other	(14)

Balance as of July 22, 2003 (Predecessor)	186,420
Additional goodwill recognized in accounting for the Merger (Note 1)	621,294

Balance as of September 30, 2003	807,714
Goodwill acquired during the year	12,477
Reduction in goodwill recognized in accounting for the Merger (Note 1)	(7,731)

Balance as of September 30, 2004	812,460
Goodwill acquired during the year (Note 2)	41,207
Other	2,017

Balance as of September 30, 2005	$855,684

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:
Year ended September 30, 2005	7,747
Year ended September 30, 2004	10,325
Period ended September 30, 2003	1,975
Period ended July 22, 2003 (Predecessor)	945

Estimated Amortization Expense: Years Ending September 30,
2006	$6,099
2007	5,661
2008	5,661
2009	5,549
2010	5,512

9.	ACCRUED LIABILITIES

Summary—Accrued liabilities consist of the following at September 30 (in thousands):

	2005	2004
Interest	$10,903	$7,844
Compensation and related benefits	8,858	6,533
Income taxes payable	3,283	51
Estimated losses on uncompleted contracts	2,361	3,450
Product warranties	2,789	2,829
Sales returns and rebates	739	881
Professional services	940	1,573
Other	2,012	1,639

Total	$31,885	$24,800

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

				Predecessor
	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003
Liability balance at beginning of period	$2,829	$3,070	$2,738	$2,356
Product warranty provision	1,512	1,350	758	1,455
Warranty costs incurred	(1,985)	(1,957)	(426)	(1,073)
Acquisitions	433	366	—	—

Liability balance at end of period	$2,789	$2,829	$3,070	$2,738

10.	DEBT

Summary—The Company’s long-term debt consists of the following at September 30 (in thousands):

	2005	2004
Term loans	$289,849	$292,791
8 3/8% Senior Subordinated Notes due 2011	400,000	400,000

Total debt	689,849	692,791
Current maturities (Note 12)	(2,943)	(2,943)

Long-term portion	$686,906	$689,848

Revolving Credit Facility and Term Loans—In connection with the Merger (see Note 1), all of TransDigm’s borrowings (term loans) under the Old Credit Facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At September 30, 2005, the Company had a $0.85 million letter of credit outstanding and $99.15 million of borrowings available under the Amended and Restated Senior Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Amended and Restated Senior Credit Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods selected by TransDigm, in each case, plus an applicable margin percentage. The applicable margin percentage for fiscal 2005 is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. After fiscal 2004, the applicable margin percentages under the revolving loan facility is subject to adjustment in increments based on the achievement of performance goals. The weighted average interest rate on outstanding borrowings under the Amended and Restated Senior Credit Facility at September 30, 2005 was 5.8%.

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

All obligations under the Amended and Restated Senior Credit Facility are guaranteed by Holdings and each of the domestic subsidiaries, direct and indirect, of TransDigm. The indebtedness outstanding under the Amended and Restated Senior Credit Facility is secured by a pledge of the stock of TransDigm and all of its domestic subsidiaries and a perfected lien and security interest in all of the assets (tangible and intangible) of TransDigm, its direct and indirect subsidiaries and Holdings. The agreement also contains a number of restrictive covenants that, among other things, restrict Holdings, TransDigm and their subsidiaries from various actions, including mergers and sales of assets, use of proceeds, granting of liens, incurrence of indebtedness, voluntary prepayment of indebtedness, capital expenditures, payment of dividends, repurchase of capital stock, business activities, investments and acquisitions, and transactions with affiliates. The agreement also requires the Company to comply with certain financial covenants pertaining to fixed charge coverage, interest coverage and leverage. The Company was in compliance with all financial covenants of the Amended and Restated Senior Credit Facility as of September 30, 2005. The Company’s scheduled term loan principal repayments are $2.94 million annually in fiscal years 2006 through 2009 and $278.08 million in fiscal year 2010.

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

The Notes are redeemable by TransDigm after July 15, 2006, in whole or in part, at specified redemption prices, which decline from 106.281% to 100% over the remaining term of the Notes. Prior to July 15, 2006, TransDigm may redeem specified percentages of the Notes from the proceeds of equity offerings at a redemption price of 108.375%. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that TransDigm redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. The Notes contain many of the same restrictive covenants included in the Amended and Restated Senior Credit Facility. The Company was in compliance with all financial covenants of the Notes as of September 30, 2005.

The approximate $2.2 million of 10 3/8% Senior Subordinated Notes not repaid in connection with the Merger were defeased by the Company on July 22, 2003 by depositing sufficient cash with the trustee to enable the trustee to repay the notes on December 1, 2003, the first date on which the 10 3/8% Senior Subordinated Notes could be redeemed. Because the Company had not been legally released from being the primary obligor under the defeased notes as of September 30, 2003, the defeased notes were not considered extinguished by the Company until they were repaid in December 2003.

11.	RETIREMENT PLANS

Defined Benefit Pension Plans—The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

The Company uses a September 30th measurement date for its defined benefit pension plans.

Obligations and funded status for the defined benefit plans is provided below (in thousands):

	Years Ended September 30,
	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$6,897	$6,562
Service cost	86	78
Interest cost	395	380
Benefits paid	(391)	(372)
Actuarial losses	396	249

Benefit obligation, end of year	$7,383	$6,897

	Years Ended September 30,
	2005	2004
Change in plan assets:
Fair value of plan assets, beginning of year	$5,303	$5,080
Actual return on plan assets	220	213
Employer contribution	573	382
Benefits paid	(391)	(372)

Fair value of plan assets, end of year	$5,705	$5,303

	September 30,
	2005	2004
Funded status at September 30:
Funded status	$(1,678)	$(1,594)
Unamortized actuarial losses	818	439

Net amount recognized	$(860)	$(1,155)

	September 30,
	2005	2004
Amounts recognized in the consolidated balance sheets at September 30 consist of:
Unamortized prior service cost	$227	$—
Accrued liabilities	(480)	(572)
Other non-current liabilities (Note 12)	(1,198)	(1,022)
Accumulated other comprehensive loss	591	439

Net amount recognized	$(860)	$(1,155)

The Company’s accumulated benefit obligation for its defined benefit pension plans was $7.4 million and $6.9 million as of September 30, 2005 and 2004, respectively.

				Predecessor
	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003
Components of net periodic benefit cost:
Service cost	$86	$78	$14	$72
Interest cost	395	380	63	306
Expected return on plan assets	(262)	(252)	(42)	(243)
Net amortization and deferral	58	33	5	116

Net periodic pension cost	$277	$239	$40	$251

	September 30,
	2005	2004	2003
Weighted-average assumptions as of September 30:
Discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	4.50%	5.00%	5.00%

The plans’ assets consist of guaranteed investment contracts with an insurance company. It is the objective of the plan sponsor to ensure that the funds of the plans are prudently invested to preserve capital and provide necessary liquidity, while maximizing earnings. The Company’s expected return on plan assets is based on the return of the guaranteed investment contracts.

Contributions: The Company expects to contribute $0.5 million to its pension plans in fiscal 2006.

Estimated Future Benefit Payments:

The following pension plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Years Ending September 30,
2006	$436
2007	431
2008	432
2009	436
2010	430
2011-2015	2,613

Defined Contribution Plans—The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2005 and September 30, 2004 and the periods ended September 30, 2003 and July 22, 2003 was approximately $1.8 million, $1.8 million $0.3 million, and $1.6 million, respectively.

Deferred Compensation Plans—Prior to the termination of the deferred compensation plans discussed in Note 20, certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equaled approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options (see Notes 1 and 3). Management’s interest in the rollover deferred compensation plan accreted at a rate of 12% per annum. Notional interests in a management deferred compensation plan were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan were identical to the vesting provisions contained in the TD Holding stock option plan and were based on the achievement of time and performance criteria over a five-year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accreted at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $5.8 million for the year ended September 30, 2005 and $5.6 million for the year ended September 30, 2004 and $0.9 million for the period ended September 30, 2003, was pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represented obligations of TD Holding and were not guaranteed by Holdings or any of its subsidiaries.

12.	OTHER LIABILITIES

Current Portion of Long-Term Liabilities—The current portion of long-term liabilities consists of the following at September 30 (in thousands):

	2005	2004
Current portion of long-term debt (Note 10)	$2,943	$2,943
Current portion of license agreement obligation	—	1,488

Current portion of long-term liabilities	$2,943	$4,431

Other Non-Current Liabilities—Other non-current liabilities consist of the following at September 30 (in thousands):

	2005	2004
Accrued pension costs (Note 11)	$1,198	$1,022
Obligation under license agreement (net of imputed interest of $12 in fiscal 2004)	—	1,488
Other	1,803	1,817

Total	3,001	4,327
Current portion of license agreement obligation	—	(1,488)

Other non-current liabilities	$3,001	$2,839

13.	INCOME TAXES

Prior to the Merger, the Company filed its own consolidated federal income tax return. For periods subsequent to the Merger, the Company files a consolidated federal income tax return with TD Holding. Accordingly, Holdings, TransDigm and its subsidiaries have entered into a tax sharing agreement with TD Holding under which each company’s federal income tax liability for any period will equal the lesser of (1) each company’s U.S. federal income taxes that would be payable by such company had the company filed a separate income tax return for that fiscal year based on the company’s separate taxable income; or (2) the product of (a) the affiliated group of corporations consisting of TD Holding, as the common parent, and each company’s actual consolidated U.S. federal tax liability for such fiscal year and (b) a fraction, the numerator of which is such company’s separate tax return liability for that fiscal year and the denominator of which is the sum of each company’s separate tax return liability for that fiscal year. Because TD Holding has no operations or assets other than its investment in Holdings, TD Holding is expected to generate an annual tax loss, resulting from interest expense on the unsecured debt TD Holding incurred to finance its investment in Holdings. As the tax benefits from these losses reduce the federal income tax liability of the Company under the provisions of the tax sharing agreement, they are recorded as an equity contribution to the Company from TD Holding. For the years ended September 30, 2005 and September 30, 2004 the Company recorded $6.2 and $6.3 million, respectively, of equity contributions from TD Holding relating to the tax sharing agreement.

The Company’s income tax provision (benefit) consists of the following for the periods shown below (in thousands):

				Predecessor
	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003
Current	$28,615	$9,318	$285	$(20,308)
Deferred	995	(6,298)	(3,494)	(5,990)
Net operating loss and tax credit carryforwards	3,389	13,413	934	(14,403)

Total	$32,999	$16,433	$(2,275)	$(40,701)

The differences between the income tax provision (benefit) at the federal statutory income tax rate and the tax provision (benefit) shown in the accompanying consolidated statements of operations for the periods shown below are as follows (in thousands):

				Predecessor
	Year Ended September 30, 2005	Year Ended September 30, 2004	July 23, 2003 Through September 30, 2003	October 1, 2002 Through July 22, 2003
Tax at statutory rate of 35%	$30,124	$16,115	$(1,772)	$(38,735)
State and local income taxes	2,808	1,617	(228)	(5,379)
Change in valuation allowance resulting from change in Ohio Tax Code	1,318	—	—	—
Nondeductible Merger expenses	—	—	—	4,236
Nondeductible goodwill amortization and interest expense	—	—	—	24
Research and development credits	(550)	(375)	(225)	(300)
Benefit from foreign sales	(698)	(1,080)	(128)	(1,207)
Other—net	(3)	156	78	660

Income tax provision (benefit)	$32,999	$16,433	$(2,275)	$(40,701)

The components of the deferred taxes at September 30 consist of the following (in thousands):

	2005	2004
CURRENT ASSET (LIABILITY):
Inventory	$2,113	$1,670
Employee benefits	7,498	1,699
Sales returns and repairs	1,107	1,308
Net operating loss and tax credit carryforwards—federal and state income taxes	922	2,682
Estimated losses on uncompleted contracts	576	1,375
Other accrued liabilities	435	1,358

Total	$12,651	$10,092

NON-CURRENT ASSET (LIABILITY):
Intangible assets	$(80,710)	$(79,325)
Employee compensation and other accrued obligations	14,773	17,658
Property, plant and equipment	(9,765)	(9,670)
Transaction costs	1,482	2,433
Net operating loss and tax credit carryforwards—federal, state and local income taxes	3,244	4,009
Valuation allowance	(2,755)	(750)

Total	$(73,731)	$(65,645)

The Company’s net operating loss carryforwards as of September 30, 2005 expire as follows (in thousands):

Fiscal Year of Expiration	Federal	State	Local
2008	$—	$—	$70,853
2009	—	—	328
2013	—	12,758	—
2023	—	31,423	—

The $70,853 of local net operating losses have only a 5 year carryforward period and it is unlikely that the Company will be able to utilize the entire balance by the expiration of the carryforward period. Therefore, a valuation allowance has been established equal to the amount of the net operating loss that the Company believes will not be utilized. It is also unlikely that the $31,423 of state net operating losses will be utilized by the Company prior to 2023 because a change in the Ohio tax law eliminates the corporate income tax and replaces it with a commercial activity tax by 2010. Again, a valuation allowance has been established that is equal to the amount of the net operating loss that the Company believes will not be utilized.

14.	CAPITAL STOCK, WARRANT, AND OPTIONS

Common Stock—Authorized common stock of Holdings consists of 900,000 shares of common stock (voting), par value $.01 per share. The total number of shares of voting common stock of Holdings outstanding at both September 30, 2005 and 2004 was 100. In conjunction with the Merger (see Note 1), previously authorized, but unissued, shares of Class A (non-voting) common stock, par value $.01 per share were cancelled. TD Holding owned all of Holdings’ outstanding shares at both September 30, 2005 and 2004.

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

Common Stock Options Issued by TD Holding—In conjunction with the Merger, certain executives and key employees of the Company were granted stock options under stock option plans of TD Holding. In addition to the stock options issued under the plans covering the Company’s employees, a member of the Company’s board of directors has also been granted stock options of TD Holding. TD Holding has reserved 61,210 shares of its common stock for issuance to the Company’s employees under the plans, 55,014 of which had been issued as of September 30, 2005. The options generally vest upon: (1) the achievement of certain earnings targets, (2) a change in the control of TD Holding, or (3) certain specified dates in the option agreements. Unless terminated earlier, the options expire ten years from the date of grant.

The Company accounts for the TD Holding stock option activity in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and, accordingly, measures compensation expense under the plans based on the estimated fair value of the awards on the grant dates and amortize the expense over the options’ vesting periods. The fair value of the option awards is determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 2.5% to 4.10%, expected option life ranging from four to five years and no expected volatility or dividend yield.

Option activity was as follows during the fiscal years ended September 30, 2005 and September 30, 2004 and the period from July 23, 2003 through September 30, 2003:

	Year Ended September 30, 2005		Year Ended September 30, 2004		July 23, 2003 Through September 30, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	48,239	$718	48,869	$702	—	$—
Granted in exchange for rollover stock options (Note 1)	—	—	—	—	25,870	307
Granted following closing of Merger	3,094	1,555	1,400	1,000	26,433	1,000
Exercised / cancelled	—	—	(2,030)	535	(3,434)	20

Outstanding at end of period	51,333	768	48,239	718	48,869	702

Exercisable at end of period	31,174	604	26,915	494	25,301	424

During the fiscal years ended September 30, 2005 and September 30, 2004 and the period from July 23, 2003 through September 30, 2003, the weighted average fair value of each option granted was $218, $139 and $118, respectively. Non-cash stock option compensation expense recognized during these periods was $0.7, $0.6 and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding
Exercise Price	Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Number Exercisable
$ 67.27	184	4.25	184
112.67	633	4.25	633
118.72	1,739	4.25	1,739
349.79	4,160	4.25	4,160
353.07	1,986	4.25	1,986
355.84	6,036	4.25	6,036
356.07	1,487	4.25	1,487
396.88	1,252	4.83	1,252
470.87	642	5.57	642
501.14	2,622	6.59	2,622
507.42	134	6.80	134
867.75	431	7.15	431
1,000.00	26,933	7.86	8,389
1,275.00	1,900	9.25	285
2,000.00	1,194	4.90	1,194

	51,333		31,174

At September 30, 2005, 6,196 remaining options were available for award under TD Holding’s stock option plan.

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

A summary of the status of Holdings’ stock option plans for the period October 1, 2002 through July 22, 2003 is presented below:

	Predecessor
	October 1, 2002 Through July 22, 2003
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	31,706	$698
Granted	400	2,580
Exercised/cancelled	(32,106)	722

Outstanding at end of period	—	—

Exercisable at end of period	—	—

The Company applied APB No. 25 and related interpretations in accounting for stock options that were outstanding prior to the Merger. No compensation cost was recognized for such stock options prior to the Merger because the exercise price of the options equaled the fair value of the common stock on the grant date. The exchange of stock options for cash consideration, stock options of TD Holding and an interest in a rollover TD Holding deferred compensation plan in conjunction with the Merger resulted in the recognition of $137.5 million of compensation expense under the provisions of APB No. 25 during the period ended July 22, 2003. Had compensation cost for Holdings’ stock option plan been determined based on the fair value of awards granted under such plans consistent with the method specified in SFAS No. 123, the effect on the Company’s net loss for the period from October 1, 2002 through July 22, 2003 would not have been material.

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

TransDigm leases office space for its corporate headquarters. TransDigm also leases two manufacturing facilities. The office space leases require rental payments of $0.1 million per year through fiscal 2011. TransDigm may also be required to share in the operating costs of the facility under certain conditions. The facility leases requires annual rental payments ranging from approximately $1.3 million to $1.4 million through January 2013. TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense was $1.9 million for the year ended September 30, 2005, $1.4 million for the year ended September 30, 2004, $0.5 million during the period from July 23, 2003 through September 30, 2003 and $1.2 million during the period from October 1, 2002 through July 22, 2003. Future, minimum rental commitments at September 30, 2005 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $2.2 million in fiscal 2006, $2.2 million in fiscal 2007, $1.6 million in fiscal 2008, $1.5 million in fiscal 2009, $1.1 million in fiscal 2010, and $2.0 million thereafter.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, marketable securities (see Note 4), accounts receivable and payable, accrued liabilities and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The estimated fair value of the Company’s 8 3/8% Senior Subordinated Notes approximated $422.0 million at September 30, 2005 based upon the quoted market prices.

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

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended January 1, 2005	Second Quarter Ended April 2, 2005	Third Quarter Ended July 2, 2005	Fourth Quarter Ended September 30, 2005
	(In Thousands)
Year Ended September 30, 2005
Net sales	$80,270	$91,392	$97,627	$104,964
Gross profit	39,473	45,058	47,892	51,847
Net income	10,772	13,309	13,845	15,195

	First Quarter Ended December 27, 2003	Second Quarter Ended March 27, 2004	Third Quarter Ended June 26, 2004	Fourth Quarter Ended September 30, 2004
	(In Thousands)
Year Ended September 30, 2004
Net sales	$67,682	$71,903	$76,348	$84,770
Gross profit	16,063	37,637	39,811	42,994
Net income (loss)	(4,020)	9,245	11,243	13,142

19.	NEW ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board’s (the “FASB’s”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

During December 2004, the FASB issued Statement No. 123 (R), Share Based Payment, which requires all share-based values. The Company anticipates adopting this pronouncement during the fourth quarter of fiscal 2007. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

20.	SUBSEQUENT EVENTS

On November 10, 2005, TD Holding closed on a new loan facility (the “Loan Facility”). The Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm. In connection with closing of the Loan Facility, on November 10, 2005, TransDigm entered into an amendment to that certain Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of April 1, 2004 (the “Amendment”). The Amendment authorizes Holdings, so long as certain conditions are satisfied, to (i) make Bonus and Dividend Payments (as defined therein) and (ii) pay dividends to TD Holding so long as the proceeds of such dividends are used, directly or indirectly, to pay interest from the Loan Facility In addition, the Amendment authorizes TransDigm to make distributions to Holdings to enable Holdings to make such dividend payments to TD Holding.

In connection with the closing of the Loan Facility, TransDigm also paid a cash dividend to Holdings and made certain bonus payments to certain members of TransDigm’s management. The aggregate amount of the cash dividend and bonus payments made by TransDigm was approximately $104 million. Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm to pay a cash dividend to TD Holding. On November 10, 2005, TD Holding used the net proceeds received from the Loan Facility together with substantially all of the proceeds received from the dividend payment from Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its senior unsecured promissory notes that were issued by it in connection with its acquisition of Holdings in July 2003, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, representing the total amounts payable to participants thereunder, and (iii) make certain distributions to participants under another deferred compensation plan of TD Holding maintained for the benefit of Holdings’s and TransDigm’s management. In connection with the distributions under the Rollover Deferred Compensation Plan, the Board of Directors of TD Holding approved the termination of the Rollover Deferred Compensation Plan, with such termination becoming effective on November 10, 2005.

21.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes (see Note 10) are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the 8 3/8% Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its Amended and Restated Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2005 and September 30, 2004 and its statements of operations and cash flows for the fiscal years ended September 30, 2005 and September 30, 2004 and the periods from July 23, 2003 through September 30, 2003 and October 1, 2002 through July 22, 2003 (Predecessor).

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$106,082	$(1,861)	$—	$104,221
Marketable securities	—	—	—	—	—
Trade accounts receivable—Net	—	26,447	37,107	—	63,554
Inventories	—	24,673	51,404	—	76,077
Deferred income taxes	—	12,651	—	—	12,651
Prepaid expenses and other	—	564	1,184	—	1,748

Total current assets	—	170,417	87,834	—	258,251
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	612,768	2,038,972	702,134	(3,353,874)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	24,844	38,780	—	63,624
GOODWILL	—	424,777	430,907	—	855,684
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS—Net	—	37,283	67,171	—	104,454
DEBT ISSUE COSTS—Net	—	19,340	—	—	19,340
OTHER	—	803	—	—	803

TOTAL ASSETS	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,093	7,326	—	16,419
Accrued liabilities	—	23,812	8,073	—	31,885

Total current liabilities	—	35,848	15,399	—	51,247
LONG-TERM DEBT—Less current portion	—	686,906	—	—	686,906
DEFERRED INCOME TAXES	—	73,731	—	—	73,731
OTHER NON-CURRENT LIABILITIES	—	2,001	1,000	—	3,001

Total liabilities	—	798,486	16,399	—	814,885

STOCKHOLDERS’ EQUITY	612,768	1,970,947	1,382,927	(3,353,874)	612,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

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

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$160,544	$213,709	$—	$374,253
COST OF SALES	—	75,043	114,940	—	189,983

GROSS PROFIT	—	85,501	98,769	—	184,270

OPERATING EXPENSES:
Selling and administrative	—	21,678	17,265	—	38,943
Amortization of intangibles	—	2,255	5,492	—	7,747

Total operating expenses	—	23,933	22,757	—	46,690

INCOME FROM OPERATIONS	—	61,568	76,012	—	137,580
OTHER INCOME (EXPENSES):
Interest expense—Net	(11,999)	(44,038)	4,577	—	(51,460)
Equity in income of subsidiaries	60,522	49,709	—	(110,231)	—

INCOME BEFORE INCOME TAXES	48,523	67,239	80,589	(110,231)	86,120
INCOME TAX PROVISION (BENEFIT)	(4,598)	6,717	30,880	—	32,999

NET INCOME	$53,121	$60,522	$49,709	$(110,231)	$53,121

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

FOR THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003 (PREDECESSOR)

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

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$53,121	$60,522	$49,709	$(110,231)	$53,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(60,522)	(24,020)	1,885	110,231	27,574

Net cash provided by operating activities	(7,401)	36,502	51,594	—	80,695

INVESTING ACTIVITIES:
Capital expenditures	—	(3,516)	(4,444)	—	(7,960)
Other	—	(12,570)	—	—	(12,570)

Net cash used in investing activities	—	(16,086)	(4,444)	—	(20,530)

FINANCING ACTIVITIES:
Changes in intercompany activities	7,401	39,960	(47,361)	—	—
Proceeds from senior subordinated notes	—	—	—	—	—
Repayment of amounts borrowed under credit facility	—	(2,942)	—	—	(2,942)
Payment of license obligation	—	(1,500)	—	—	(1,500)
Purchase of common stock	—	—	—	—	—

Net cash provided by (used in) financing activities	7,401	35,518	(47,361)	—	(4,442)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	55,934	(211)	—	55,723
CASH AND CASH EQUIVALENTS—Beginning of year	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS—End of year	$—	$106,082	$(1,861)	$—	$104,221

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$29,610	$37,325	$36,401	$(73,726)	$29,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(622)	(4,571)	13,277	73,726	81,810

Net cash provided by operating activities	28,988	32,754	49,678	—	111,420

INVESTING ACTIVITIES:
Capital expenditures	—	(2,117)	(3,299)	—	(5,416)
Purchase of marketable securities	—	(94,675)	—	—	(94,675)
Sale and maturity of marketable securities	—	44,003	—	—	44,003
Business acquisitions	—	(21,531)	—	—	(21,531)

Net cash used in investing activities	—	(74,320)	(3,299)	—	(77,619)

FINANCING ACTIVITIES:
Changes in intercompany activities	(28,492)	76,071	(47,579)	—	—
Payment of license obligation	—	(1,500)	—	—	(1,500)
Proceeds from issuance of common stock	24	—	—	—	24
Repayment of amounts borrowed under credit facility	—	(2,209)	—	—	(2,209)
Purchase of common stock	(520)	—	—	—	(520)

Net cash provided by (used in) financing activities	(28,988)	72,362	(47,579)	—	(4,205)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	30,796	(1,200)	—	29,596
CASH AND CASH EQUIVALENTS—Beginning of year	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS—End of year	$—	$50,148	$(1,650)	$—	$48,498

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

FOR THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003 (PREDECESSOR)

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

TRANSDIGM HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004, THE PERIOD FROM JULY 23, 2003 THROUGH SEPTEMBER 30, 2003, AND THE PERIOD FROM OCTOBER 1, 2002 THROUGH JULY 22, 2003 (PREDECESSOR)

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions From Reserve (1)	Balance at End of Period
Year Ended September 30, 2005
Allowance for doubtful accounts	$864	$424	$78	$256	$1,110
Year Ended September 30, 2004
Allowance for doubtful accounts	1,240	(230)	324	470	864
Period July 23, 2003 though September 30, 2003
Allowance for doubtful accounts	1,485	15	—	260	1,240
Predecessor:
Period October 1, 2002 through July 22, 2003
Allowance for doubtful accounts	1,305	193	110	123	1,485

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2005

EXHIBIT NO.	DESCRIPTION
2.4	Agreement and Plan of Merger, dated as of September 30, 2005, by and between TransDigm Inc. and Fluid Regulators Corporation.

10.7	Severance Agreement, dated as of December 10, 2004, by and between Skurka Engineering Company and Howard Skurka.

10.8	Retention Agreement, dated as of December 31, 2004, by and between TransDigm Inc. and Howard Skurka.

10.9	Noncompetition Agreement, dated as of December 31, 2004, by and among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka.

10.10	Noncompetition Agreement, dated as of December 31, 2004, by and among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka.

10.20	Amendment Agreement, dated as of April 1, 2004, among TransDigm Holding Company, TransDigm Inc., the lenders as defined therein and Credit Suisse First Boston, as administrative agent and collateral agent.

10.29	Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of December 31, 2004, between VHEM, LLC, dba H&M Properties, and Skurka Aerospace Inc.

10.30	Guaranty of Lease, dated as of December 31, 2004, by TransDigm Inc. in favor of VHEM, LLC, dba H&M Properties.

10.31	TransDigm Inc. Executive Retirement Savings Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Holding Company

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.