Form 10-Q
period 2005-12-31
TRANSDIGM INC; TRANSDIGM HOLDING CO
filed 2006-02-09
CIK 1077670, 1077672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005.

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

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the co-registrants are large accelerated filers, accelerated filers or non-accelerated filers. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one).

LARGE ACCELERATED FILER  ☐            ACCELERATED FILER  ☐            NON-ACCELERATED FILER  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of February 6, 2006.

The number of outstanding shares of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of February 6, 2006.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,101	$104,221
Trade accounts receivable - Net	61,757	63,554
Inventories	78,208	76,077
Deferred income taxes	8,250	12,651
Prepaid expenses and other	3,084	1,748

Total current assets	178,400	258,251
PROPERTY, PLANT AND EQUIPMENT - Net	62,970	63,624
GOODWILL	855,726	855,684
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	102,651	104,454
DEBT ISSUE COSTS - Net	18,931	19,340
OTHER	818	803

TOTAL ASSETS	$1,344,993	$1,427,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$2,943
Accounts payable	16,714	16,419
Accrued liabilities	34,236	31,885

Total current liabilities	53,893	51,247

LONG-TERM DEBT - Less current portion	686,170	686,906
DEFERRED INCOME TAXES	74,554	73,731
OTHER NON-CURRENT LIABILITIES	3,016	3,001

Total liabilities	817,633	814,885

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 900,000 shares; issued 100 at December 31, 2005 and September 30, 2005, respectively	—	—
Additional paid-in capital	518,365	533,161
Retained earnings	9,334	79,943
Accumulated other comprehensive loss	(339)	(336)

Total stockholders’ equity	527,360	612,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,344,993	$1,427,653

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005
NET SALES	$100,140	$80,270

COST OF SALES	50,897	40,797

GROSS PROFIT	49,243	39,473

OPERATING EXPENSES:
Selling and administrative	12,380	8,254
Amortization of intangibles	1,816	1,841

Total operating expenses	14,196	10,095

INCOME FROM OPERATIONS	35,047	29,378

INTEREST EXPENSE - Net	13,434	12,279

INCOME BEFORE INCOME TAXES	21,613	17,099

INCOME TAX PROVISION	8,191	6,327

NET INCOME	$13,422	$10,772

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2005	$—	$533,161	$79,943	$(336)	$612,768

Equity contribution from TD Group -
Stock option and deferred compensation costs incurred by TD Group	—	(2,797)	—	—	(2,797)
Income tax benefit from interest expense incurred by TD Group	—	1,997	—	—	1,997

Comprehensive income -
Net income	—	—	13,422	—	13,422
Other comprehensive loss	—	—	—	(3)	(3)

Comprehensive income					13,419

Dividend payment to TD Group	—	(13,996)	(84,031)	—	(98,027)

BALANCE, DECEMBER 31, 2005	$—	$518,365	$9,334	$(339)	$527,360

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005
OPERATING ACTIVITIES:
Net income	$13,422	$10,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,421	2,084
Amortization of intangibles	1,816	1,841
Amortization of debt issue costs	951	953
Noncash stock option and deferred compensation costs	(2,797)	1,565
Changes in assets and liabilities, net of effect from acquisition of business:
Trade accounts receivable	1,797	(677)
Inventories	(2,131)	1,570
Other assets	2,454	23
Accounts payable	295	(303)
Accrued and other liabilities	5,182	10,933

Net cash provided by operating activities	23,410	28,761

INVESTING ACTIVITIES:
Capital expenditures	(1,767)	(1,554)
Acquisition of Skurka	—	(30,206)
Purchase of marketable securities	—	(33,434)
Sales and maturity of marketable securities	—	34,199

Net cash used in investing activities	(1,767)	(30,995)

FINANCING ACTIVITIES:
Dividend payment to TD Group	(98,027)	—
Payment of amounts borrowed under credit facility	(736)	(735)
Payment of license obligation	—	(1,500)

Net cash used in financing activities	(98,763)	(2,235)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,120)	(4,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,221	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,101	$44,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,129	$3,211

Net cash paid during the period for income taxes	$2,593	$69

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc. and Skurka Aerospace Inc. (collectively, with Holdings, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving.

Merger—On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) merged with and into Holdings, with Holdings continuing as the surviving corporation and as a wholly-owned subsidiary of a newly formed corporation controlled by Warburg Pincus, TD Holding Corporation (the “Merger”). On January 19, 2006, TD Holding Corporation changed its legal name to TransDigm Group Incorporated (“TD Group”).

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented since the 8 3/8% Senior Subordinated Notes due July 2011 issued by TransDigm Inc. are fully and unconditionally guaranteed on a senior subordinated basis by Holdings and all existing domestic subsidiaries of TransDigm Inc. and since Holdings has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended September 30, 2005 filed by Holdings and TransDigm Inc. The September 30, 2005 condensed consolidated balance sheet was derived from Holdings’ audited financial statements. The results of operations for the thirteen weeks ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board issued Statement No. 123 (R), Share Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations as SFAS 123(R) will be applied to option grants issued subsequent to December 20, 2005.

4.	ACQUISITIONS

Eaton— On June 30, 2005, TransDigm, through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The company’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall direction. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California. The Company expects that the $4.8 million of goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

Fluid Regulators – On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators Corporation, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulators’ product characteristics and market position fit well with TransDigm’s overall direction. In an attempt to reduce the combined operating costs of Fluid Regulators and the AeroControlex division of TransDigm Inc., Fluid Regulators was merged into TransDigm Inc. on September 30, 2005. The Company expects that the $15.7 million of goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

Skurka— On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction. The Company expects that the $20.7 million of goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

The Company accounted for the acquisitions of Skurka, Fluid Regulators and the motor product line (collectively, the “Acquisitions”) as purchases and included the results of operations of the acquired businesses in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets for Fluid Regulators and the motor product line; thus, the values attributed to assets acquired in connection with such acquisitions in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the thirteen week period ended January 1, 2005, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 31, 2005	September 30, 2005
Work-in-progress and finished goods	$41,844	$40,234
Raw materials and purchased component parts	43,077	42,581

Total	84,921	82,815
Reserve for excess and obsolete inventory	(6,713)	(6,738)

Inventories - net	$78,208	$76,077

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$9,532	$81,254
License agreement	9,373	1,282	8,091
Trade secrets	11,772	1,293	10,479
Patented technology	1,511	432	1,079
Order backlog	9,245	9,210	35
Other	1,827	114	1,713

Total	$124,514	$21,863	$102,651

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$8,488	$82,298
License agreement	9,373	1,150	8,223
Trade secrets	11,772	1,159	10,613
Patented technology	1,498	387	1,111
Order backlog	9,245	8,807	438
Other	1,827	56	1,771

Total	$124,501	$20,047	$104,454

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both December 31, 2005 and September 30, 2005.

The aggregate amortization expense on identifiable intangible assets for the thirteen weeks ended December 31, 2005 and January 1, 2005 was approximately $1.8 million for each period. The estimated amortization expense for fiscal 2006 is $6.1 million and for each of the five succeeding years 2007 through 2011 is $5.7 million, $5.7 million, $5.5 million, $5.5 million and $5.5 million, respectively.

The following is a summary of changes to the carrying value of goodwill from September 30, 2005 through December 31, 2005 (in thousands):

Balance, September 30, 2005	$855,684
Additional goodwill recognized in accounting for the Acquisitions	42

Balance, December 31, 2005	$855,726

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Weeks Ended
	December 31, 2005	January 1 2005
Liability balance at beginning of period	$2,789	$2,829
Accruals for warranties issued	237	162
Warranty claims settled	(402)	(303)

Liability balance at end of period	$2,624	$2,688

8.	DEBT

On November 10, 2005, TD Group closed on a new $200 million loan facility (the “TD Group Loan Facility”). The TD Group Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. In connection with closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. entered into an amendment to that certain amended and restated credit agreement (the “Amended and Restated Senior Credit Agreement”), dated as of April 1, 2004 (the “Amendment”). The Amendment, among other things, authorizes Holdings, so long as certain conditions are satisfied, to (i) make Bonus and Dividend Payments (as defined therein) and (ii) pay dividends to TD Group so long as the proceeds of such dividends are used, directly or indirectly, to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility. In addition, the Amendment authorizes TransDigm Inc. to make distributions to Holdings to enable Holdings to make such dividend payments to TD Group.

9.	RETIREMENT PLANS

Defined Benefit Pension Plans – The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans’ assets consist primarily of guaranteed investment contracts with an insurance company. The components of net periodic benefit cost are as follows (in thousands):

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005
Service cost	$23	$21
Interest cost	107	96
Expected return on plan assets	(65)	(67)
Net amortization and deferral	6	8

	$71	$58

Deferred Compensation Plans—Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in connection with the Merger. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans. TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December 2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group stock option plan. The New Management Deferred Compensation Plan provides that a participant’s deferred compensation account is fully distributable upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $(3.0) million and $1.4 million for the thirteen week periods ended December 31, 2005 and January 1, 2005, respectively, was pushed-down to the Company and recognized as an expense and a capital contribution from TD Group. The amount recognized during the period ended December 31, 2005 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan represent obligations of TD Group and are not guaranteed by Holdings or any of its subsidiaries.

10.	DIVIDEND AND BONUS PAYMENTS

On November 10, 2005, in connection with the closing of the TD Group Loan Facility (see Note 8), TransDigm Inc. paid a cash dividend to Holdings and made certain bonus payments to certain members of TransDigm’s management. The aggregate amount of the cash dividend and bonus payments made by TransDigm Inc. was approximately $104 million. Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.1 million together with substantially all of the proceeds received from the dividend payment from Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its senior unsecured promissory notes that were issued by it in connection with the Merger in July 2003, with all such payments totaling approximately $262.7 million, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, with all such distributions totaling approximately $23.0 million, and (iii) make a distribution to participants under the TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan (the “Management Deferred Compensation Plan”) of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million. In connection with the distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with such terminations becoming effective on November 10, 2005 and December 16, 2005, respectively.

The approximately $6.2 million in aggregate bonuses made by TransDigm Inc. and referred to above were allocated among the Company’s employees receiving such bonuses based on their respective holdings of rollover options and new management options.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm Inc.’s 8 3/8% Senior Subordinated Notes, are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings’ guarantee and the guarantees provided by the guaranteeing subsidiaries of TransDigm Inc. of the 8 3/8% Senior Subordinated Notes are subordinated to Holdings’ and such guaranteeing subsidiaries’ guarantees of TransDigm Inc.’s obligations under the Amended and Restated Senior Credit Agreement. The following supplemental consolidating condensed financial information presents the balance sheets of Holdings as of December 31, 2005 and September 30, 2005 and its statements of operations and cash flows for the thirteen weeks ended December 31, 2005, and January 1, 2005.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$27,788	$(687)	$—	$27,101
Trade accounts receivable - Net	—	23,897	37,860	—	61,757
Inventories	—	25,913	52,295	—	78,208
Deferred income taxes	—	8,250	—	—	8,250
Prepaid expenses and other	—	989	2,095	—	3,084

Total current assets	—	86,837	91,563	—	178,400

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	527,360	2,044,195	712,308	(3,283,863)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,422	38,548	—	62,970

GOODWILL	—	424,777	430,949	—	855,726

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	36,699	65,952	—	102,651

DEBT ISSUE COSTS - Net	—	18,931	—	—	18,931

OTHER	—	818	—	—	818

TOTAL ASSETS	$527,360	$2,689,676	$1,411,820	$(3,283,863)	$1,344,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	8,733	7,981	—	16,714
Accrued liabilities	—	27,842	6,394	—	34,236

Total current liabilities	—	39,518	14,375	—	53,893

LONG-TERM DEBT - Less current portion	—	686,170	—	—	686,170

DEFERRED INCOME TAXES	—	74,554	—	—	74,554

OTHER NON-CURRENT LIABILITIES	—	2,016	1,000	—	3,016

Total liabilities	—	802,258	15,375	—	817,633

STOCKHOLDERS’ EQUITY	527,360	1,887,418	1,396,445	(3,283,863)	527,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,360	$2,689,676	$1,411,820	$(3,283,863)	$1,344,993

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$106,082	$(1,861)	$—	$104,221
Trade accounts receivable – Net	—	26,447	37,107	—	63,554
Inventories	—	24,673	51,404	—	76,077
Deferred income taxes	—	12,651	—	—	12,651
Prepaid expenses and other	—	564	1,184	—	1,748

Total current assets	—	170,417	87,834	—	258,251

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	612,768	2,038,972	702,134	(3,353,874)	—

PROPERTY, PLANT AND EQUIPMENT – Net	—	24,844	38,780	—	63,624

GOODWILL	—	424,777	430,907	—	855,684

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS – Net	—	37,283	67,171	—	104,454

DEBT ISSUE COSTS – Net	—	19,340	—	—	19,340

OTHER	—	803	—	—	803

TOTAL ASSETS	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,093	7,326	—	16,419
Accrued liabilities	—	23,812	8,073	—	31,885

Total current liabilities	—	35,848	15,399	—	51,247

LONG-TERM DEBT - Less current portion	—	686,906	—	—	686,906

DEFERRED INCOME TAXES	—	73,731	—	—	73,731

OTHER NON-CURRENT LIABILITIES	—	2,001	1,000	—	3,001

Total liabilities	—	798,486	16,399	—	814,885

STOCKHOLDERS’ EQUITY	612,768	1,970,947	1,382,927	(3,353,874)	612,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$42,624	$57,516	$—	$100,140

COST OF SALES	—	20,070	30,827	—	50,897

GROSS PROFIT	—	22,554	26,689	—	49,243

OPERATING EXPENSES:
Selling and administrative	—	7,757	4,623	—	12,380
Amortization of intangibles	—	600	1,216	—	1,816

Total operating expenses	—	8,357	5,839	—	14,196

INCOME FROM OPERATIONS	—	14,197	20,850	—	35,047

OTHER INCOME (EXPENSES):
Interest expense - Net	(3,024)	(11,336)	926	—	(13,434)
Equity in income of subsidiaries	15,300	13,523	—	(28,823)	—

INCOME BEFORE INCOME TAXES	12,276	16,384	21,776	(28,823)	21,613

INCOME TAX PROVISION (BENEFIT)	(1,146)	1,084	8,253	—	8,191

NET INCOME	$13,422	$15,300	$13,523	$(28,823)	$13,422

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$33,918	$46,352	$—	$80,270

COST OF SALES	—	15,274	25,523	—	40,797

GROSS PROFIT	—	18,644	20,829	—	39,473

OPERATING EXPENSES:
Selling and administrative	—	4,536	3,718	—	8,254
Amortization of intangibles	—	525	1,316	—	1,841

Total operating expenses	—	5,061	5,034	—	10,095

INCOME FROM OPERATIONS	—	13,583	15,795	—	29,378

OTHER INCOME (EXPENSES):
Interest expense - Net	(3,057)	(10,586)	1,364	—	(12,279)
Equity in income of subsidiaries	12,698	10,810	—	(23,508)	—

INCOME BEFORE INCOME TAXES	9,641	13,807	17,159	(23,508)	17,099

INCOME TAX PROVISION (BENEFIT)	(1,131)	1,109	6,349	—	6,327

NET INCOME	$10,772	$12,698	$10,810	$(23,508)	$10,772

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$13,422	$15,300	$13,523	$(28,823)	$13,422
Adjustments to reconcile net income to net cash provided by operating activities	(15,300)	(2,561)	(974)	28,823	9,988

Net cash (used in) provided by operating activities	(1,878)	12,739	12,549	—	23,410

INVESTING ACTIVITIES
Capital expenditures	—	(569)	(1,198)	—	(1,767)

Net cash used in investing activities	—	(569)	(1,198)	—	(1,767)

FINANCING ACTIVITIES:
Changes in intercompany activities	1,878	8,299	(10,177)	—	—
Payment of amounts borrowed under credit facility	—	(736)	—	—	(736)
Dividend payment to TD Group	—	(98,027)	—	—	(98,027)

Net cash provided by (used in) financing activities	1,878	(90,464)	(10,177)	—	(98,763)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(78,294)	1,174	—	(77,120)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$27,788	$(687)	$—	$27,101

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$10,772	$12,698	$10,810	$(23,508)	$10,772
Adjustments to reconcile net income to net cash provided by operating activities	(12,698)	5,263	1,916	23,508	17,989

Net cash provided by (used in) operating activities	(1,926)	17,961	12,726	—	28,761

INVESTING ACTIVITIES
Capital expenditures	—	(428)	(1,126)	—	(1,554)
Acquisition of Skurka	—	(30,206)	—	—	(30,206)
Purchase of marketable securities	—	(33,434)	—	—	(33,434)
Sales and maturity of marketable securities	—	34,199	—	—	34,199

Net cash used in investing activities	—	(29,869)	(1,126)	—	(30,995)

FINANCING ACTIVITIES:
Changes in intercompany activities	1,926	8,339	(10,265)	—	—
Payment of amounts borrowed under credit facility	—	(735)	—	—	(735)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	1,926	6,104	(10,265)	—	(2,235)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,804)	1,335	—	(4,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$44,344	$(315)	$—	$44,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to the “Company,” “TransDigm,” “we,” “us” or “our” are to Holdings, together with TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm Inc.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Many of the factors affecting these forward-looking statements are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to:

•	Our substantial leverage, which could adversely affect our financial health.

•	The terms of the Amended and Restated Senior Credit Agreement, the Indenture governing the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility, which may restrict our current and future operations.

•	The occurrence of future terrorist attacks.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet, and to our customers’ profitability. These items are, in turn, affected by general economic conditions.

•	Our sales to manufacturers of new large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	U.S. military spending is dependent upon the U.S. defense budget.

•	Our business may be adversely affected if we would lose our government or industry approvals or if more stringent government regulations were enacted or if industry oversight is increased.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees could adversely affect our business.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations under such environmental laws and regulations.

•	We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government. In addition, government contracts contain unfavorable termination provisions and are subject to modification and audit.

•	Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General.

•	We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected if one of our components causes an aircraft to crash.

Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K of Holdings and TransDigm Inc. for the fiscal year ended September 30, 2005 for additional information regarding the foregoing factors that may affect our business.

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the first quarter of fiscal 2006, we generated net sales of $100.1 million and net income of $13.4 million. In addition, for the first quarter of fiscal year 2006, our EBITDA was $39.3 million, or 39.2% of net sales, and our EBITDA As Defined was $43.1 million, or 43.1% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

Dividend and Bonus Payments

On November 10, 2005, TD Group, the parent company of TransDigm Inc. and Holdings, closed on the $200 million TD Group Loan Facility. In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and Holdings entered into the Amendment to the Amended and Restated Senior Credit Agreement. Among other things, the Amendment authorized (i) the payment of the cash dividends by TransDigm Inc. and Holdings referred to in the immediately following paragraph and (ii) TransDigm Inc. and Holdings to make certain distributions to TD Group from time to time, so long as certain conditions are satisfied and the proceeds of such distributions to TD Group are used, directly or indirectly, by TD Group to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility.

In connection with the closing of the TD Group Loan Facility, TransDigm Inc. paid a cash dividend of approximately $98.0 million to Holdings and made bonus payments of approximately $6.2 million to certain members of our management (which bonus payments were in addition to amounts paid to certain members of our management under our deferred compensation plans, as described below). Holdings used all of the proceeds received by it from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.1 million, together with substantially all of the proceeds received from the dividend payment from Holdings, to:

•	prepay the entire outstanding principal amount and all accrued and unpaid interest on TD Group’s senior unsecured promissory notes issued in connection with the Merger, with all such payments totaling approximately $262.7 million;

•	make distributions to certain members of our management who participated in the Rollover Deferred Compensation Plan of their vested deferred compensation account balances (including Douglas Peacock, a director, who participated in the Rollover Deferred Compensation Plan as the former chief executive officer of TransDigm Inc. and Holdings), with all such distributions totaling approximately $23.0 million; and

•	make distributions to certain members of our management and one of our directors who participated in the Management Deferred Compensation Plan of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million (with approximately $1.8 million of such distributions being attributable to vested deferred compensation account balances and approximately $1.2 million being attributable to unvested deferred compensation account balances).

The approximately $6.2 million in aggregate bonuses paid by TransDigm Inc. and referred to above were allocated among our employees receiving such bonuses based on their respective holdings of rollover options and new management options.

In connection with the distributions under the Rollover Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan, with such termination becoming effective on November 10, 2005. The Management Deferred Compensation Plan was terminated effective as of December 16, 2005 in connection with TD Group’s adoption of the New Management Deferred Compensation Plan, which is described in the following paragraph.

TD Group adopted the New Management Deferred Compensation Plan, in part, in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of our employees who were granted new management options under our stock option plan. The New Management Deferred Compensation Plan is administered by the compensation committee of TD Group’s Board of Directors. The plan provides that a participant’s deferred compensation account is fully distributable upon the earlier of December 31, 2008 or a Change in Control (as defined in the plan). If a participant’s employment terminates by reason of death or disability, by the employee with good reason, or if a participant’s employment is terminated by the Company without Cause (as defined in the plan), a pro rata portion of the deferred compensation account, based on a fraction equal to the number of days elapsed between January 1, 2006 and the termination date over 1,096 (representing the number of days during the period from January 1, 2006 through December 31, 2008) will be distributed. If a participant’s employment is terminated for Cause or by the participant without good reason, the entire amount of the deferred compensation will be forfeited. Any amount distributable under the plan will be distributed no later than two and a half months following the end of the year in which the participant became entitled to the distribution. On December 16, 2005, the Board of Directors of TD Group approved contributions of $6.2 million, in the aggregate, to participant account balances under the plan.

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the Department of Defense through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the Department of Defense Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On October 31, 2005, the Inspector General issued its most recent draft report. The draft report recommends that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

We believe that the pricing review is part of a continuing effort by the Inspector General to monitor and evaluate prices paid to defense contractors for sole source spare parts. The draft report is consistent with reports issued with respect to sole source spare parts supplied by other companies, and, like those other reports, it advocates the negotiation of Strategic Supplier Alliances incorporating prices for parts based on cost, rather than based on prices of comparable commercial parts or other methods. We believe that our pricing of spare parts comports with the regulations applicable to contracts with agencies of the Federal government. Nonetheless, the draft report recommends that the Defense Logistics Agency request that the applicable divisions and subsidiaries of TransDigm Inc. voluntarily refund, in the aggregate, approximately $2.6 million for allegedly overpriced parts and negotiate Strategic Supplier Alliances incorporating cost-based prices for future Defense Logistics Agency purchases of sole source spare parts.

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its draft report. In response to the draft report, we offered reasons why we disagree with the Inspector General’s analysis and why computations related to a voluntary refund contained in the draft report failed to consider key data, such as actual historical sales. It cannot be determined at this time what the Defense Logistics Agency’s response to the report, and our response thereto, will be. If, at any time after issuance of the final report by the Inspector General, the Defense Logistics Agency requests a voluntary refund from any of our subsidiaries or divisions, we will consider such a request under the circumstances existing at that time.

Negotiations with the Defense Logistics Agency regarding Strategic Supplier Alliances have not yet commenced but will likely occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. In connection with any Strategic Supplier Alliance, the Defense Logistics Agency may seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the Department of Defense may seek alternative sources of supply for such parts.

The entry into Strategic Supplier Alliances or a decision by the Department of Defense to pursue alternative sources of supply for our sole source parts could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. While management believes that the entry into Strategic Supplier Alliances with the Defense Logistics Agency will not have a material adverse effect on our financial condition, liquidity or capital resources, there is no means to determine the outcome of any future negotiations or discussions at this time.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined.

	Thirteen Weeks Ended December 31, 2005	Thirteen Weeks Ended January 1, 2005
	(in millions)
Net income	$13.4	$10.8
Adjustments:
Depreciation and amortization expense	4.3	3.9
Interest expense, net	13.4	12.3
Income tax provision	8.2	6.3

EBITDA (1)	39.3	33.3
Adjustments:
Acquisition integration costs (2)	0.3	—
Non-cash compensation and deferred compensation costs (3)	(2.8)	1.6
One-time special bonus payment (4)	6.2	—
Acquisition earnout costs (5)	0.1	—

EBITDA As Defined (1)	$43.1	$34.9

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA, plus acquisition integration costs, non-cash compensation and deferred compensation charges, one-time special bonus payments and acquisition earnout costs.

We present EBITDA because we believe it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest and debt expense, income tax expense and depreciation and amortization, which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because the Amended and Restated Senior Credit Agreement requires compliance with certain financial ratios, including a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio. Leverage ratio is defined in the Amended and Restated Senior Credit Agreement, as of any date, as the ratio of the total indebtedness of TransDigm Inc. on a consolidated basis on such date to Consolidated EBITDA (as defined in the Amended and Restated Senior Credit Agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the Amended and Restated Senior Credit Agreement as, for any period, the ratio of Consolidated EBITDA for such period to consolidated fixed charges of TransDigm Inc. for such period. Interest coverage ratio is defined in the Amended and Restated Senior Credit Agreement as, for any period, the ratio of Consolidated EBITDA for such period to consolidated interest expense of TransDigm Inc. for such period. The Amended and Restated Senior Credit Agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA As Defined. These financial covenants are material terms of the Amended and Restated Senior Credit Agreement as the failure to comply with such financial covenants could result in an event of default thereunder (and, in turn, an event of default under the Amended and Restated Senior Credit Agreement could result in an event of default under the Indenture governing our 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility).

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with accounting principles generally accepted in the United States of America, or GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA As Defined reflects any cash requirements for such replacements;

•	the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA and EBITDA As Defined;

•	neither EBITDA nor EBITDA As Defined includes the payment of taxes, which is a necessary element of our operations; and

•	EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation, and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP, and our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

(2)	Represents costs incurred to integrate Fluid Regulators and the motor product line in fiscal 2006.

(3)	Represents the expenses (income) recognized by the Company under a stock option plan and two deferred compensation plans of TD Group that relate to the Company’s employees who participate in the plans. The amount reflected above for the thirteen week period ended December 31, 2005 includes a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group. In addition, the amount reflected above for the thirteen week period ended December 31, 2005 includes expense recognized by the Company under a new deferred compensation plan of TD Group adopted in December 2005 that relates to the Company’s employees who participate in the plan.

(4)	Represents the one-time special bonus paid to certain members of management based on their respective holdings of rollover options and new management options. In the Amendment to the Amended and Restated Senior Credit Agreement entered into on November 10, 2005, our senior lenders agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.

(5)	Represents the amount recognized for the potential earnout payment to Howard Skurka pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004. In the Amendment to the Amended and Restated Senior Credit Agreement entered into on November 10, 2005, our senior lenders agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

A summary of our significant accounting policies and estimates is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2005. There has been no significant change to our critical accounting policies during the thirteen week period ended December 31, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005
Net sales	100%	100%

Cost of sales	51	51
Selling and administrative expenses	12	10
Amortization of intangibles	2	2

Income from operations	35	37
Interest expense - net	14	16
Income tax provision (benefit)	8	8

Net income (loss)	13%	13%

Changes in Results of Operations

Thirteen weeks ended December 31, 2005 compared with thirteen weeks ended January 1, 2005.

•	Net Sales. Net sales increased by $19.9 million, or 24.8%, to $100.1 million for the quarter ended December 31, 2005 from $80.3 million for the comparable quarter last year, primarily due to: (i) an increase in net sales of $9.8 million attributable to the Acquisitions, which occurred in December 2004, January 2005 and June 2005, respectively, (ii) an increase in commercial OEM sales of $7.0 million resulting from the higher production rates for The Boeing Company and Airbus S.A.S as well as the business jet market, (iii) an increase in commercial aftermarket sales of $6.8 million resulting from the continuing recovery in the commercial aerospace market. The aforementioned increase in net sales was partially offset by a decrease in military sales of $3.4 million.

•	Cost of Sales. Cost of sales increased by $10.1 million, or 24.8%, to $50.9 million for the quarter ended December 31, 2005 from $40.8 million for the comparable quarter last year. This increase is attributable to increased volume associated with the higher sales of $19.9 million discussed previously.

Cost of sales as a percentage of total sales was approximately 51% for both periods.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $4.1 million, or 50.0%, to $12.4 million for the quarter ended December 31, 2005 from $8.3 million for the comparable quarter last year. The increase is due to: (i) the one-time special bonus of $6.2 million, or 6.2% of net sales, paid to certain members of management, (ii) the higher sales discussed above and (iii) the Acquisitions. These increases were partially offset by (x) a reversal of previously recorded charges of $3.8 million, or 3.8% of net sales, resulting from the termination in the thirteen week period ended December 31, 2005 of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, which charges were previously pushed down to the Company, and (y) the decrease of $0.6 million in expense related to the New Management Deferred Compensation Plan.

Selling and administrative expenses as a percentage of net sales increased to 12.4% for the quarter ended December 31, 2005 from 10.3% for the comparable quarter last year. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the one-time special bonus that was paid in the quarter ended December 31, 2005, partially offset by (i) the reversal of previously recorded charges resulting from the termination of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan and (ii) the decrease in expense related to the New Management Deferred Compensation Plan discussed above.

•	Amortization of Intangibles. There was no change in the amortization of intangibles which totaled $1.8 million for the comparable quarters.

•	Interest Expense. Interest expense increased by $1.2 million, or 9.4%, to $13.4 million for the quarter ended December 31, 2005 from $12.3 million for the comparable quarter last year, primarily due to an increase in the interest rates on borrowings under the Amended and Restated Senior Credit Agreement.

•	Income Tax Provision. Income tax provision as a percentage of income before income taxes was 37.9% for the quarter ended December 31, 2005 and was comparable to the 37.0% effective tax rate for the comparable quarter last year.

•	Net Income. Net income increased 24.6% to $13.4 million, or 13.4% of sales, for the quarter ended December 31, 2005 compared to net income of $10.8 million, or 13.4% of sales, for the comparable quarter last year. Net income as a percentage of sales remained the same despite an increase in selling and administrative costs as a percentage of sales due to the reduction of interest expense as a percentage of sales.

Backlog

As of December 31, 2005, the Company estimated its sales order backlog at $225.0 million compared to an estimated $178.2 million as of January 1, 2005. This $46.8 million increase in sales order backlog is due to an increase of sales order backlog from the acquisition of Fluid Regulators and a motor product line totaling $26.6 million, as well as an increase in orders among various products from both OEM and aftermarket customers. The majority of the purchase orders outstanding as of December 31, 2005 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 31, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Currency Exchange Rate Risk

We manufacture all of our products in the United States and sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. In addition, the amount of components or other raw materials or supplies that we purchase from foreign suppliers are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended December 31, 2005 and January 1, 2005 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $23.4 million of cash from operating activities during the quarter ended December 31, 2005 compared to $28.8 million generated during the comparable quarter last year. The decrease of $5.4 million is due to the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million discussed previously, partially offset by an increase in the cash generated from other operating activities of $0.8 million.

Investing Activities. Cash used in investing activities decreased to $1.8 million during the quarter ended December 31, 2005 compared to $31.0 million used during the comparable quarter last year, primarily due to the acquisition of Skurka for $30.2 million discussed previously.

Financing Activities. Cash used in financing activities during the quarter ended December 31, 2005 increased to $98.8 million compared to $2.2 million during the comparable quarter last year, primarily due to the dividend payment to TD Group of $98.0 million.

In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and Holdings entered into the Amendment, which, among other things, authorized (i) the payment of the cash dividends and one-time special bonus payments described elsewhere in this Quarterly Report (see “Recent Developments – Dividend and Bonus Payments”) and (ii) TransDigm Inc. and Holdings to make certain distributions to TD Group from time to time, so long as certain conditions are satisfied and the proceeds of such distributions to TD Group are used, directly or indirectly, by TD Group to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility. TransDigm Inc. and Holdings intend to make such distributions, as permitted, on a quarterly basis.

The TD Group Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. The TD Group Loan Facility matures in November 2011. The principal amount of the indebtedness outstanding under the TD Group Loan Facility is not amortized and, therefore, the entire balance of $200 million is payable upon maturity in November 2011, subject to certain required prepayment requirements.

The interest rates per annum applicable to the loans under the TD Group Loan Facility are equal to an adjusted LIBO rate for three-month interest periods plus an applicable margin percentage. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for three-month periods as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which TD Group’s lenders are subject. Prior to the earlier to occur of an underwritten public offering of TD Group’s common stock and November 10, 2006 (the earlier to occur being referred to as the “Trigger Date”), the applicable margin percentage is a percentage per annum equal to 5%. TD Group has filed with the SEC a registration statement on Form S-1 to register the potential sale by certain of TD Group’s stockholders of TD Group’s common stock. TD Group would not receive any proceeds from the offering. There can be no assurance, however, that the offering will be consummated. For any day on or after the Trigger

Date and prior to the date that is one year from the Trigger Date, the applicable margin percentage is a percentage per annum equal to 5.5%, and for any day on or after the date that is one year from the Trigger Date, the applicable margin percentage is a percentage per annum equal to 6%.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations as SFAS 123(R) will be applied to option grants issued subsequent to December 20, 2005.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of December 31, 2005, the only subsidiary of TransDigm that is not obligated to guarantee the notes is one wholly-owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, TransDigm Inc. had borrowings under its Amended and Restated Senior Credit Agreement of $289.1 million that were subject to interest rate risk. Borrowings under the Amended and Restated Senior Credit Agreement bear interest, at TransDigm Inc.’s option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Amended and Restated Senior Credit Agreement. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Agreement by approximately $2.9 million based on the amount of outstanding borrowings at December 31, 2005. The weighted average interest rate on the $289.1 million of borrowings under the Amended and Restated Senior Credit Agreement on December 31, 2005 was 6.58%.

Because the interest rates on borrowings under the Amended and Restated Senior Credit Agreement vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Agreement approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of TransDigm Inc.’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $418 million at December 31, 2005 based upon quoted market rates.

Item 4. Controls and Procedures

As of December 31, 2005, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings and TransDigm Inc. in the reports they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in Holdings’ and TransDigm Inc.’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of Holdings’ and TransDigm Inc.’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the first quarter of the fiscal year ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2007. The Company is actively pursuing its compliance efforts and utilizing outside assistance for documenting, testing and evaluating the effectiveness of its internal control over financial reporting in order to be in full compliance with all requirements of Section 404 as of September 30, 2007.

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

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 9, 2006

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 9, 2006

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 9, 2006

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 9, 2006

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2005

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company

31.2	Certification by Principal Financial Officer of TransDigm Holding Company

31.3	Certification by Principal Executive Officer of TransDigm Inc.

31.4	Certification by Principal Financial Officer of TransDigm Inc.